Form 10QSB
period 2000-06-30
OZ COM
filed 2000-08-18
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to __________________


                        Commission file number 000-30701


                                     OZ.COM
             (Exact name of registrant as specified in its charter)


          California                                             95-4560875
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                 Snorrabraut 54
                            IS-105 Reykjavik, Iceland
          (Address of principal executive offices, including zip code)


                               011 (354) 535-0000
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [_]    No [X]

        As of June 30, 2000, there were 70,708,448 shares of the registrant's Common Stock outstanding.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                 and December 31, 1999                                         3

                 Consolidated Statements of Operations (unaudited) for the
                 three months and six months ended June 30, 1999 and 2000      4

                 Consolidated Statements of Cash Flows (unaudited) for the
                 three months and six months ended June 30, 1999 and 2000      5

                 Consolidated Statements of Comprehensive Income (unaudited)
                 for the six months ended June 30, 1999 and 2000               6

                 Notes to Consolidated Financial Statements (unaudited)        7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                    10

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            15

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    15

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

         ITEM 5. OTHER INFORMATION                                            17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            OZ.COM AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,        JUNE 30,
                                                                                          1999              2000
                                                                                      ------------      ------------
                                                                                                         (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents ..................................................      $ 13,603,592      $  9,122,538
    Trade accounts receivable ..................................................            22,456            17,340
    Trade accounts receivable from shareholder .................................         1,391,816         1,484,317
    Prepaid expenses and other current assets ..................................           406,232           503,770
                                                                                      ------------      ------------
          Total current assets .................................................        15,424,096        11,127,965
Property and equipment, net ....................................................         2,079,531         3,066,957
Other assets ...................................................................           130,510             4,280
                                                                                      ------------      ------------
          Total assets .........................................................      $ 17,634,137      $ 14,199,202
                                                                                      ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Trade accounts payable .....................................................      $    188,305      $    450,858
    Accrued liabilities ........................................................           505,133         1,262,167
    Current portion of deferred revenue ........................................           171,920           171,920
    Current portion of notes payable ...........................................            24,069            23,763
    Current portion of capital lease obligations ...............................             3,384                --
                                                                                      ------------      ------------
          Total current liabilities ............................................           892,811         1,908,708
Notes payable ..................................................................           505,445           488,950
Deferred revenue ...............................................................           171,920            85,960
                                                                                      ------------      ------------
          Total liabilities ....................................................      $  1,570,176      $  2,483,618
                                                                                      ------------      ------------

Redeemable preferred stock, $0.01 par value; 10,052,431 shares issued and
  outstanding (liquidation value $10,052,431) ..................................        13,068,160        13,068,160
                                                                                      ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit):
    Preferred stock, $0.01 par value:
      5,685,218 and 5,473,533 shares issued and
       outstanding, respectively, (liquidation value $5,473,533) ...............        5,384,976         5,109,785
    Common stock, $0.01 par value:
      275,000,000 shares authorized:
       68,359,078 and 70,708,448 shares
       issued and outstanding, respectively ....................................           683,591           707,084
    Additional paid in capital .................................................         9,880,238        16,685,536
Notes receivable from shareholders .............................................          (200,200)         (365,400)
Deferred compensation ..........................................................          (376,668)       (5,957,097)
Accumulated deficit including other comprehensive
   income of $56,886 and $196,273, respectively ................................       (12,376,136)      (17,532,484)
                                                                                      ------------      ------------
          Total shareholders' equity ...........................................         2,995,801        (1,352,576)
                                                                                      ------------      ------------
           Total liabilities and shareholders' equity ..........................      $ 17,634,137      $ 14,199,202
                                                                                      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                    FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                       ENDED JUNE 30,
                                                             -------------------------------       -------------------------------
                                                                  1999              2000               1999               2000
                                                             ------------       ------------       ------------       ------------
                                                              (unaudited)        (unaudited)        (unaudited)        (unaudited)
REVENUE ...............................................      $  1,454,282       $  1,560,931       $  2,360,310       $  3,306,833
                                                             ------------       ------------       ------------       ------------

OPERATING EXPENSES
    Cost of sales .....................................           966,776          1,329,173          1,712,924          2,302,540
    Sales and marketing ...............................           161,499          1,400,800            422,650          2,046,957
    General and administrative ........................           887,736          1,845,302          1,590,964          3,042,845
    Research and development ..........................           112,707            547,129            192,304            778,988
                                                             ------------       ------------       ------------       ------------
           Total operating expenses ....................        2,128,718          5,122,404          3,918,842          8,171,330
                                                             ------------       ------------       ------------       ------------
           Operating loss .............................          (674,436)        (3,561,473)        (1,558,532)        (4,864,497)
                                                             ------------       ------------       ------------       ------------
Interest income .......................................            21,248            102,292             24,862            216,147
Interest expense ......................................            76,496            (30,081)            57,114            (46,122)
Other income (expense) net ............................           (46,228)          (512,213)           (82,604)          (601,263)
                                                             ------------       ------------       ------------       ------------
           Loss before provision for income taxes .....          (622,920)        (4,001,475)        (1,559,160)        (5,295,735)
Income taxes ..........................................                --                 --                 --                 --
                                                             ------------       ------------       ------------       ------------
           Net loss ...................................      $   (622,920)      $ (4,001,475)      $ (1,559,160)      $ (5,295,735)
                                                             ============       ============       ============       ============

Loss per share:
    Basic .............................................      $      (0.01)      $      (0.06)      $      (0.02)      $      (0.08)
                                                             ============       ============       ============       ============
    Diluted ...........................................      $      (0.01)      $      (0.06)      $      (0.02)      $      (0.08)
                                                             ============       ============       ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            OZ.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                 FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                             ---------------------------   ---------------------------
                                                                 1999           2000           1999           2000
                                                             ------------   ------------   ------------   ------------
                                                              (unaudited)   (unaudited)     (unaudited)   (unaudited)
Cash flows from operating activities:
   Net loss ..............................................   $   (622,920)  $ (4,001,475)  $ (1,559,160)  $ (5,295,735)
   Adjustments to reconcile net loss to net
      cash provided (used) in operating activities:
      Depreciation .......................................        107,387        126,295        166,115        253,998
      Noncash charges (credits), net .....................         79,316             --         79,316             --
      Amortization of deferred compensation ..............         13,756        550,775         26,506        581,071
   Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable ...       (872,320)       204,063       (521,503)       (87,384)
      (Increase) decrease in prepaid expenses and
          other assets ...................................        (33,635)       (14,818)       (55,946)        28,692
      Increase (decrease) in trade accounts payable ......       (107,601)       (35,152)      (213,454)       262,553
      Increase (decrease) in accrued liabilities .........        212,948        391,402        222,453        757,036
      Increase (decrease) in deferred revenue ............        (43,458)       (42,980)       429,322        (85,960)
                                                             ------------   ------------   ------------   ------------
      Net cash used in operating activities .............      (1,266,527)    (2,821,890)    (1,426,351)    (3,585,729)
                                                             ------------   ------------   ------------   ------------

Cash flows from investing activities:
   Purchase of property and equipment ....................       (228,069)      (840,100)      (425,803)    (1,241,426)
                                                             ------------   ------------   ------------   ------------
      Net cash used in investing activities ..............       (228,069)      (840,100)      (425,803)    (1,241,426)
                                                             ------------   ------------   ------------   ------------

Cash flows from financing activities:
  Repayment of  bank overdraft ...........................        (32,085)            --       (383,304)            --
   Issuance of Series A preferred stock ..................      6,200,000             --      6,200,000             --
   Issuance of common stock ..............................      1,710,000             --      3,510,000             --
   Exercise of employee stock options ....................          7,800        253,200        124,400        414,900
   Issuance of notes payable and convertible bonds .......             --       (188,000)            --       (188,000)
   Payments on notes payable .............................         (6,480)       (12,041)       (29,589)       (16,801)
   Payment of capital lease obligation ...................         (3,886)            --         (7,691)        (3,384)
                                                             ------------   ------------   ------------   ------------
      Net cash provided by financing activities ..........      7,875,349         53,159      9,413,816        206,715
                                                             ------------   ------------   ------------   ------------
Effect of currency exchange rates on cash ................         57,853        108,464        135,684        139,386
                                                             ------------   ------------   ------------   ------------
   Net increase (decrease) in cash .......................      6,438,606     (3,500,367)     7,697,346     (4,481,054)
Cash and cash equivalents at beginning of period .........      1,627,015     12,622,905        368,275     13,603,592
                                                             ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period ...............   $  8,065,621   $  9,122,538   $  8,065,621   $  9,122,538
                                                             ============   ============   ============   ============

Supplemental cash flow information:
   Cash paid for interest ................................   $      1,132   $      6,904   $     16,835   $     13,067
                                                             ============   ============   ============   ============
Supplemental schedule of non-cash investing and
   financing activities:
   Conversion of bonds to common stock ...................   $  1,600,000   $         --   $  2,500,000   $         --
                                                             ============   ============   ============   ============
   Conversion of common stock to preferred stock .........   $         --   $         --   $    372,402   $         --
                                                             ============   ============   ============   ============
   Conversion of preferred stock to common stock .........   $    313,810         62,790   $         --   $    275,191
                                                             ============   ============   ============   ============
   Common stock issued for employee compensation ........    $     79,229              -   $     79,229   $         --
                                                             ============   ============   ============   ============
   Common stock issued for notes .........................   $         --   $         --   $         --   $    188,000
                                                             ============   ============   ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            OZ.COM AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                 ------------------------------   -----------------------------
                                                     1999              2000            1999           2000
                                                 -------------    -------------   -------------   -------------
                                                  (unaudited)      (unaudited)     (unaudited)     (unaudited)
Net loss .....................................   $    (622,920)    $ (4,001,475)   $(1,559,160)   $ (5,295,735)

Other comprehensive income:
   Foreign currency translation adjustment ...          57,853          108,465        135,684         139,387
                                                 -------------     ------------    -----------    ------------
Comprehensive loss ...........................   $    (565,067)    $ (3,893,010)   $(1,423,476)   $ (5,156,348)
                                                 =============     ============    ===========    ============

                             OZ.COM AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements and notes should be read in connection with the Company's Registration Statement on Form 10-SB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of the management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include accounts of the Company and its subsidiaries.

2.  LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic loss per share calculations. Potentially dilutive securities not included in the diluted loss per share calculation and outstanding during the three months and six months ended June 30, 1999, included preferred shares, convertible bonds, stock options, and stock warrants. Potentially dilutive securities not included in the diluted loss per share calculation and outstanding during the three months and six months ended June 30, 200, included preferred shares, stock options, and stock warrants.

The components of basic and diluted loss per share are as follows:

                                             SIX MONTHS ENDED JUNE 30,
                                          ------------------------------
                                              1999               2000
                                          ------------       -----------

Net loss                                  $(1,559,160)       $(5,295,735)
                                          ===========        ===========
Weighted average outstanding shares
  of common stock                          63,983,748         69,694,564

Loss per share:
     Basic                                $     (0.02)       $     (0.08)
                                          ===========        ===========
     Diluted                              $     (0.02)       $     (0.08)
                                          ===========        ===========

                                           THREE MONTHS ENDED JUNE 30,
                                          ------------------------------
                                              1999               2000
                                          ------------       -----------

Net loss                                  $  (622,920)       $(4,001,475)

Weighted average outstanding shares
  of common stock                          65,431,578         70,527,170

Loss per share:
     Basic                                      (0.01)             (0.06)
     Diluted                                    (0.01)             (0.06)

3.  CONVERTIBLE BONDS

During the six months ended June 30, 1999, holders of $2,500,000 of convertible bonds exercised their option to convert their bonds into the Company's common stock. In connection with the conversion the Company issued 3,846,150 shares of common stock. As the conversion preceded the interest payment date all accrued interest was reversed in the statement of operations for the six months ended June 30, 1999, which included $100,000 of interest expense recognized in the statement of operations for the year ended December 31, 1998.

4.  CONVERSION OF SERIES A PREFERRED STOCK INTO COMMON STOCK

During the six months ended June, 2000, holders of 211,685 shares of Series A preferred stock elected to convert their shares into shares of common stock. In accordance with the terms of conversion, the shares of preferred stock were converted into 423,370 shares of common stock.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in 2001.

6. GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

During 2000, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates in a single operating segment: the design and development of computer software and services. The Company is positioning itself to add a second operating segment, namely the delivery of Internet-based services to wireless network operators and Internet businesses and related services. No revenues from this second operating segment has been recognized to date. The disaggregated information reviewed on a product basis by the CEO is as follows:

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,
                           ------------------------    ------------------------
                              1999          2000          1999         2000
                           ----------    ----------    ----------    ----------

Revenues:
     Development           $  910,824    $1,517,951    $1,789,632    $3,220,873
     License                  543,458        42,980       570,678        85,960
                           ----------    ----------    ----------    ----------
         Total revenues    $1,454,282    $1,560,931    $2,360,310    $3,306,833
                           ==========    ==========    ==========    ==========

Revenues attributable to geographic regions are based upon the origination of the sales. However, all development services related to revenues for the periods reported below for United States were performed in Europe. Information regarding the Company's revenues in different geographic regions is as follows:

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,
                           ------------------------    ------------------------
                              1999          2000          1999          2000
                           ----------    ----------    ----------    ----------
Revenues:
     Europe                $  211,258    $  129,320    $  351,938    $  230,124
     United States          1,243,024     1,431,611     2,008,372     3,076,709
                           ----------    ----------    ----------    ----------
         Total revenues    $1,454,282    $1,560,931    $2,360,310    $3,306,833
                           ==========    ==========    ==========    ==========

        Ericsson was our only significant customer during the three- and six-month periods ended June 30, 1999 and June 30, 2000. Revenues attributable to Ericsson comprised 89.5% and 100% of total revenues for the three-month periods ended June 30, 1999 and June 30, 2000, respectively. Revenues attributable to Ericsson comprised 82.3% and 99% of total revenues for the six-month periods ended June 30, 1999 and June 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could," "potential," "continues," "predicts" and similar expressions or the negative of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our registration statement on Form 10-SB and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

        Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional (""3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates ("Ericsson") to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $3.9 million in fiscal 1999 and $3.2 million for the six months ended June 30, 2000. We first recognized license revenues in February, 1999, and generated license revenues of approximately $0.7 million in fiscal 1999 and $0.09 million for the six months ended June 30, 2000.

        We incurred net losses of approximately $5.3 million for the six months ended June 30, 2000 and $4.8 million, $1.8 million and $2.2 million for the years ended December 31, 1997, 1998 and 1999, respectively. As of June 30, 2000, we had an accumulated deficit of approximately $17.5 million. We are currently operating at a deficit and expect to continue operating at a deficit and to increase the deficit over at least the next twelve months as we incur increasing levels of expense to support growth. We believe that our historical operating results are not indicative of future performance for the following reasons, among others:

        o Our historical revenues have come from development contracts for 3D environments in earlier years and more recently for the development of iPulse(TM) under an agreement with Ericsson, but this will change as we begin licensing iPulse(TM) and selling mPresence(TM) services directly to customers; and

        o We have recently emerged from the development stage and anticipate substantial increases in the number and size of customer orders and revenues from operations.

        Although we expect substantial growth in both revenues and expenses, we anticipate that increases in expenses will occur more rapidly than corresponding increases in revenues. Also, while we are committed, at least in the short term, to substantial increases in expenses, we cannot be certain that revenues will increase correspondingly. Like many companies attempting to build an Internet-based business, we expect over at least the next year and for an indeterminate period of time thereafter to follow a strategy of establishing market share by making expenditures for marketing and infrastructure development that exceed current revenues.

        We generate revenues from development work and licenses. We receive development revenues under a contract with Ericsson and have agreed to develop unspecified software applications for Microcell Labs Inc. ("Microcell"), but have not yet defined any specific development project with Microcell. We currently receive license revenues primarily from a license of our core technologies to Ericsson, but we expect that we will soon begin receiving revenue sharing fees from Ericsson's license of iPulse(TM) to network operators and eventually from licensing our mPresence(TM) suite of applications directly to network operators, Internet business and enterprise customers and indirectly through value-added resellers. We expect in the future to generate revenues from hosting mPresence(TM) on behalf of network operator and Internet business customers, as well as from product installation, maintenance and engineering support services. However, the receipt of these revenues is subject to a number of factors that we cannot control. Accordingly, we cannot be sure when these revenues will be recognized or the amount of these revenues, if any.

        In February 2000, we introduced mPresence(TM), a growing suite of mobile Internet applications built on top of the iPulse(TM) platform. We continue to expect to incur significant additional expenses in developing and commercializing the mPresence(TM) service, including costs relating to operating our iPulse(TM) network clusters in North America and Europe, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for the mPresence(TM) service will result in significant revenues or profitability.

         Our future success depends on our ability to increase revenues from sales of products and services to new and existing network operator customers and Internet business such as e-commerce sites and Internet communities. If the market for Internet-based services via wireless telephones fails to develop or develops more slowly than expected, then our business would be materially and adversely affected. In addition, because there are a relatively small number of network operators worldwide, any failure to sell our products to network operator customers successfully could result in a shortfall in revenues that could not be readily offset by other revenue sources.

         Our business strategy also relies to a significant extent on the widespread propagation of the iPulse(TM) communications platform through our relationships with network operators, Internet business and Ericsson, one of the leading wireless telephone manufacturers. iPulse(TM) is available to network operators directly from Ericsson or from us. In the event that Ericsson licenses iPulse(TM) to one of its customers, we are entitled to a net revenue sharing payment equal to 11.81% of all licensing revenue. We license iPulse(TM) as a component of our mPresence(TM) services to network operators and Internet businesses. In the event that we license iPulse(TM) to a network operator or Internet business, we must pay a royalty to Ericsson.

         We expect that our gross profit on revenues derived from sales through indirect channel partners will be less than the gross profit on revenues from direct sales. Our success, in particular in international markets, depends in part on our ability to increase sales of our products and services through value-added resellers and to expand our indirect distribution channels.

         We expect sales in Europe and North America to account for a significant portion of our revenues in the foreseeable future. Risks inherent in our international business activities include:

         o failure by us and/or third parties to develop localized content and applications that are used with our products;

         o  costs of localizing our products for foreign markets;

         o  difficulties in staffing and managing foreign operations;

         o  longer accounts receivable collection time;

         o  political and economic instability;

         o  fluctuations in foreign currency exchange rates;

         o reduced protection of intellectual property rights in some foreign countries;

         o  contractual provisions governed by foreign laws;

         o  export restrictions on encryption and other technologies;

         o  potentially adverse tax consequences; and

         o the burden of complying with complex and changing regulatory requirements.

Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues will increase in the next few quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our product development, sales and marketing, professional services and administrative staff. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis. iPulse(TM) is a trademark of Ericsson and mPresence(TM) is our trademark.

RESULTS OF OPERATIONS

Development Services Revenues

         Development services revenues increased from $0.9 million for the three months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000, and increased from $1.8 million for the six months ended June 30, 1999 to $3.2 million for the six months ended June 30, 2000. The increase in development services revenues was attributable primarily to the timing of the commencement of development work for Ericsson. Development started in February 1999 and built up to optimal capacity by June 30, 1999.

License Revenues

         License revenues decreased from $0.5 million for the three months ended June 30, 1999 to $0.04 million for the three months ended June 30, 2000, and decreased from $0.6 for the six months ended June 30, 1999 to $0.09 million for the six months ended June 30, 2000. The decrease in license revenues was primarily due to the timing of recognition of revenues associated with the licensing of our core technology to Ericsson in connection with the development of iPulse(TM). We expect that we will soon begin receiving revenue sharing fees from Ericsson's license of iPulse(TM) to network operators and beginning in 2001 from licensing our mPresence(TM) suite of applications directly to network operators and indirectly through value-added resellers.

Cost of Revenues - Development Services

         Cost of revenues - development services consists of compensation and independent consultant costs for personnel engaged in our development services operations and related overhead. Cost of revenues-development services remained constant at $0.96 million for the three months ended June 30, 1999 and the three months ended June 30, 2000, and increased from $1.7 million for the six months ended June 30, 1999 to $1.9 million for the six months ended June 30, 2000. As a percentage of development services revenues, cost of revenues-development services revenues for the three months ended June 30, 1999 and 2000 was 106.1% and 63.6%, respectively. Cost of revenues-development services as a percentage of the related revenues for the six months ended June 30, 1999 and 2000 was 95.7% and 60.2%, respectively. The increase in margins reflects a higher mix of development services performed on a time and materials basis during the three-and six-month periods ended June 30, 2000. Gross profit on development services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the development assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of revenues-development services will increase slightly in absolute dollars but decrease as a percentage of revenues as we continue to invest in the growth of our consulting services and licensing operations.

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased from $0.2 million, or 11.1% of total revenues, for the three months ended June 30, 1999, to $1.4 million, or 89.7% of total revenues, for the three months ended June 30, 2000. Sales and marketing expenses increased from $0.4 million, or 17.9% of total revenues, for the six months ended June 30, 1999, to $2.1 million, or 61.9% of total revenues, for the six months ended June 30, 2000. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas.

General and Administrative Expenses

         General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation and other general corporate expenses. General and administrative expenses, excluding stock-based compensation, increased from $0.8 million, or 60.0% of total revenues, for the three months ended June 30, 1999, to $1.2 million, or 82.9% of total revenues, for the three months ended June 30, 2000. General and administrative expenses, excluding stock based compensation, increased from $1.5 million, or 66.3% of total revenues, for the six months ended June 30, 1999, to $2.4 million, or 74.4% of total revenues, for the six months ended June 30, 2000. These increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our filing of our registration statement on Form 10-SB and our resulting operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity.

Research and Development Expenses

         Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $0.1 million, or 7.8% of total revenues, for the three months ended June 30, 1999, to $0.5 million, or 35.0% of total revenues, for the three months ended June 30, 2000. Research and development expenses increased from $0.2 million, or 8.1% of total revenues, for the six months ended June 30, 1999, to $0.8 million, or 23.6% of total revenues, for the six months ended June 30, 2000. These increases were attributable primarily to the addition of personnel in our research and development organization associated with product development. Until recently, almost all of our research and development personnel have been dedicated to development service projects, primarily the co-development of iPulse(TM) with Ericsson. In the six months ended June 30, 2000 we have nearly doubled the number of research and development personnel and we have initiated the development of mPresence(TM) products. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. In particular, we anticipate that research and development expenses will increase significantly due to product development efforts for the mPresence(TM) service and the addition of research and development personnel.

We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

Stock-Based Compensation Expenses

         Stock-based compensation expenses totaled $0.01 million and $0.55 million for the three months ended June 30, 1999 and 2000, respectively, and totaled $0.03 million and $0.58 million for the six months ended June 30, 1999 and 2000, respectively. Some stock options granted and restricted stock sold during the fiscal years ended December 31, 1998 and December 31, 1999 and the six months ended June 30, 2000 have been deemed to be compensatory. Total deferred stock-based compensation associated with these equity arrangements amounted to $6.7 million related to stock options granted and restricted stock issued from February 1996 through April 2000. The amortization of deferred stock-based compensation for these equity arrangements was $0.01 million and $0.55 million for the three months ended June 30, 1999 and 2000, respectively, and $0.03 million and $0.58 million for the six months ended June 30, 1999 and 2000, respectively. We expect amortization in the remainder of fiscal year 2000 of approximately $1.0 million, and $2.0 million, $1.6 million and $1.1 million in the fiscal years ending December 31, 2001, 2002 and 2003, respectively, relating to the amortization of the deferred stock-based compensation associated with stock options granted and restricted stock issued from February 1996 through April 2000.

Interest Income (Expense), net

         Interest income, net decreased from a net gain of $97,744 for the three months ended June 30, 1999 to a net gain of $72,211 for the three months ended June 30, 2000. Interest income, net increased from a net gain of $81,976 for the six months ended June 30, 1999 to a net gain of $170,025 for the six months ended June 30, 2000. The increase is primarily the result of an increase in cash holdings as a result of capital investments by Ericsson during the second and fourth quarters of 1999 in the aggregate amount of $13,068,160.

Other Income (Expense), net

         Other expense, net increased from $46,228 for the three months ended June 30, 1999 to $512,213 for the three months ended June 30, 2000. Other expense, net increased from $82,604 for the six months ended June 30, 1999 to $601,263 for the six months ended June 30, 2000.

Income Taxes

         At December 31, 1998 and 1999 we had deferred tax assets of $3.7 million and $4.5 million, respectively. Due to the uncertain nature of the ultimate realization, we have recorded a valuation allowance against deferred tax assets. At December 31, 1999 we had net operating loss carryforwards of approximately $11.8 million, $5.6 million and $0.1 million for federal, state and Icelandic income tax purposes, respectively. These carryforwards will expire from year 2001 through 2013.

Liquidity and Capital Resources

         Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations and issuances of stock.

         Net cash used by operating activities was $3.6 million for the six months ended June 30, 2000. The net cash used by operating activities for the six months ended June 30, 2000 was attributable primarily to an increase in accounts receivable and increases in accounts payable and in accrued liabilities of $.09 million, $0.3 million and $0.8 million, respectively, and by the net loss of $5.3 million.

         To date, we have had no material write-offs of accounts receivable and we have not recorded any allowance for doubtful accounts.

         Net cash used for investing activities was $1.2 million for the six months ended June 30, 2000, primarily reflecting net purchases of property and equipment.

         Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2000, primarily reflecting the net proceeds from sales of common stock to employees through the exercise of stock options and restricted stock.

         As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and capitalized lease obligations. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

         We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next nine months. We do not believe that cash generated from operations will be sufficient to satisfy our liquidity requirements, and we intend to seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Year 2000 Readiness Disclosure

         With the changeover to the year 2000, we did not experience any disruption to our operations, which could have arisen as a result of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize or process date-sensitive information. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. There can be no assurance that there will not be future complications arising from Year 2000 issues.

         Our program for addressing Year 2000 concerns included an assessment and evaluation of internal systems, which resulted in testing and remediation efforts for Year 2000 compliance. In addition, we evaluated our customers, vendors and service providers to determine the extent to which we were vulnerable to any failure by these third-party providers and to ascertain their readiness for the Year 2000.

         The total estimated cost of assessing Year 2000 issues is difficult to determine with accuracy, but total costs did not have a material adverse impact on our operating results or financial condition. Although we believe that it has successfully addressed any significant disruption from Year 2000, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, as well as continue to monitor its suppliers and customers.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE.

         During the six months ended June 30, 2000, we issued and sold 963,000 shares of common stock upon exercise of options previously granted under our 1995 Stock Option Plan. These sales were made in reliance on Rule 701 under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 3, 2000 the Company held its annual meeting of shareholders. At the annual meeting, the Company's shareholders approved the following matters by the following votes:

1. Election of the following directors of the Company

                                                                   Broker
           Nominees            For       Against   Abstentions    Nonvotes
---------------------------------------------------------------------------
Lars Boman                 30,648,468                            1,101,179
Guojon Mar Guojonsson      30,648,468                            1,101,179
Stig-Arne Larsson          30,648,468                            1,101,179
Skuli Mogensen             30,648,468                            1,101,179
Jeff Pulver                30,648,468                            1,101,179

2. Amendment to the Company's Bylaws to increase the number of authorized directors to a range between four and seven.

      For            Against          Abstentions          Broker Nonvotes
   -----------------------------------------------------------------------
   30,709,368                                                 1,040,279

3. Amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 275,000,000, to designate a par value for the Common Stock and Series A Preferred stock, and to effect a 2-for-1 stock split of the outstanding shares of Common Stock and correspondingly reduce the Common Stock's per share liquidation preference.

      For            Against          Abstentions          Broker Nonvotes
   -----------------------------------------------------------------------
   30,659,368                                                 1,090,279

4. Approval of the Company's 2000 Employee Stock Purchase Plan.

      For            Against          Abstentions          Broker Nonvotes
   -----------------------------------------------------------------------
   30,659,368                                                 1,090,279

5. Amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized for grant under the plan to 9,000,000 (on a pre-stock split basis).

      For            Against          Abstentions          Broker Nonvotes
   -----------------------------------------------------------------------
   30,659,368                                                 1,090,279

6. Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

      For            Against          Abstentions          Broker Nonvotes
   -----------------------------------------------------------------------
   30,659,368                                                 1,090,279

         After being properly announced at the May 3, 2000 meeting, the annual meeting of the Company's shareholders was adjourned and continued on May 22, 2000. At the continuation of the annual meeting, the Company's shareholders approved the following matter by the following vote:

7. Amendment to the Company's Amended and Restated Articles of Incorporation to approve the automatic conversion of the Series A Preferred stock upon the closing of an initial public offering on a non-U.S. exchange.

  Class of Stock            For        Against    Abstentions    Broker Nonvotes
--------------------------------------------------------------------------------
Common                  26,837,000                                  1,090,279
Series A Preferred      13,402,431

ITEM 5.  OTHER INFORMATION --- NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             27    Financial Data Schedule

         (b) Reports on Form 8-K

             None

                            [SIGNATURE PAGE FOLLOWS]


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OZ.COM



                                                 By: /s/ ROBERT G. QUINN
                                                     ---------------------------
                                                     Robert G. Quinn
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

Date: August 18, 2000