Form 10QSB
period 2000-09-30
OZ COM
filed 2000-11-14
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

      Commission file number 000-30701


================================================================================

                                     OZ.COM
             (Exact name of registrant as specified in its charter)

                 California                                 95-4560875
       (State or other jurisdiction of            (I.R.S. Employer Identification
       incorporation or organization)                          No.)

                                 Snorrabraut 54
                            IS-105 Reykjavik, Iceland
          (Address of principal executive offices, including zip code)

                               011 (354) 535-0000
              (Registrant's telephone number, including area code)


================================================================================

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  [X]    No [ ]

        As of September 30, 2000, there were 70,984,865 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

               Consolidated Balance Sheets at September 30, 2000 (unaudited)
               and December 31, 1999                                              3

               Consolidated Statements of Operations (unaudited) for the
               three and nine month periods ended September 30, 2000 and 1999     4

               Consolidated Statements of Cash Flows (unaudited) for the
               three and nine month periods ended September 30, 2000 and 1999     5

               Consolidated Statements of Comprehensive Income (unaudited) for the three and nine month periods ended September 30, 2000 and
               1999                                                               6

               Notes to Consolidated Financial Statements                         7

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                               11

PART II.  OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                                 17

    ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         17

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   18

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

    ITEM 5.    OTHER INFORMATION                                                 18

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  18

SIGNATURES                                                                       19

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

                             OZ.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          December 31,       September 30,
                                                          ------------       -------------
                                                              1999               2000
                                                          ------------       ------------
                                                                              (unaudited)
Assets
Current assets:
    Cash and cash equivalents                             $ 13,603,592       $  5,046,108
    Trade accounts receivable                                   22,456             96,793
    Trade accounts receivable from shareholder               1,391,816          1,260,349
    Prepaid expenses and other current assets                  406,232            705,439
                                                          ------------       ------------
        Total current assets                                15,424,096          7,108,689
Property and equipment, net                                  2,079,531          3,627,610
Other assets                                                   130,510             33,742
                                                          ------------       ------------
        Total assets                                      $ 17,634,137       $ 10,770,041
                                                          ============       ============

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Trade accounts payable                                $    188,305       $    697,706
    Accrued liabilities                                        505,133          1,166,458
    Current portion of deferred revenue                        171,920            171,920
    Current portion of notes payable                            24,069             22,231
    Current portion of capital lease obligations                 3,384                 --
                                                          ------------       ------------
        Total current liabilities                              892,811          2,058,315

Notes payable                                                  505,445            450,586
Deferred revenue                                               171,920             42,980
                                                          ------------       ------------
        Total liabilities                                 $  1,570,176       $  2,551,881
                                                          ------------       ------------

Commitments and contingencies

Minority interest                                         $         --       $      1,952

Redeemable preferred stock, $0.01 par value:
    10,052,431 shares issued and outstanding
    (liquidation value $10,052,431)                         13,068,160         13,068,160

Shareholders' equity (deficit):
    Preferred stock, $0.01 par value:
      5,685,218 and 5,473,533 shares issued and
      outstanding, respectively, (liquidation
      value $5,473,533)                                      5,384,976          5,109,786
    Common stock, $0.01 par value:
      275,000,000 shares authorized:
       68,359,078 and 70,984,865 shares
       issued and outstanding, respectively                    683,591            709,849
    Additional paid in capital                               9,880,238         16,526,412
Notes receivable from shareholders                            (200,200)          (357,500)
Deferred compensation                                         (376,668)        (5,295,624)
Accumulated deficit including other comprehensive
   income of $56,886 and $674,682 respectively             (12,376,136)       (21,544,875)
                                                          ------------       ------------
          Total shareholders' equity (deficit)               2,995,801         (4,851,952)
                                                          ------------       ------------
           Total liabilities and
              shareholders' equity (deficit)              $ 17,634,137       $ 10,770,041
                                                          ============       ============



The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                          -----------------------------       -----------------------------
                                               1999             2000              1999              2000
                                          -----------       -----------       -----------       -----------
REVENUE
    Development services                     $933,622        $1,798,324        $2,723,254        $5,019,197
    Internet based services                        --           105,941                --           105,941
    License Fees                               42,980            42,980           613,658           128,940
                                          -----------       -----------       -----------       -----------
        Total Revenues                        976,602         1,947,245         3,336,912         5,254,078

COST OF SALES
    Development services                      782,000           831,958         2,494,924         2,770,087
    Internet based services                        --           251,176                --           615,587
                                          -----------       -----------       -----------       -----------
        Total cost of revenues                782,000         1,083,134         2,494,924         3,385,674
                                          -----------       -----------       -----------       -----------

GROSS PROFIT                                  194,602           864,111           841,988         1,868,404

OPERATING EXPENSES
    Sales and marketing                       348,419           934,652           771,069         2,981,609
    General and administrative                517,459         2,917,879         2,108,423         5,960,724
    Research and development                   88,649           834,113           280,953         1,613,101
                                          -----------       -----------       -----------       -----------
          Total operating expenses            954,527         4,686,644         3,160,445        10,555,434
                                          -----------       -----------       -----------       -----------
           Operating loss                    (759,925)       (3,822,533)       (2,318,457)       (8,687,030)
                                          -----------       -----------       -----------       -----------
Interest income                               132,525            94,222           157,387           310,369
Interest expense                              (18,059)          (15,022)           39,055           (61,144)
Other income (expense) net                    280,323          (761,862)          197,719        (1,363,125)
Minority interest in subsidiary                    --            14,215                --            14,215
                                          -----------       -----------       -----------       -----------
           Loss before provision
             for income taxes                (365,136)       (4,490,980)       (1,924,296)       (9,786,715)
Income taxes                                       --                --                --                --
                                          -----------       -----------       -----------       -----------
           Net loss                       $  (365,136)      $(4,490,980)      $(1,924,296)      $(9,786,715)
                                          ===========       ===========       ===========       ===========

Loss per share:
    Basic                                 $     (0.01)      $     (0.06)      $     (0.03)      $    (0.14)
                                          ===========       ===========       ===========       ===========
    Diluted                               $     (0.01)      $     (0.06)      $     (0.03)      $    (0.14)
                                          ===========       ===========       ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                  -----------------------------     -----------------------------
                                                                      1999             2000            1999              2000
                                                                  ------------     ------------     ------------     ------------
                                                                   (UNAUDITED)      (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                       $   (365,136)    $ (4,490,980)    $ (1,924,296)    $ (9,786,715)
   Adjustments to reconcile net loss to net
      cash provided (used) in operating activities:
      Depreciation                                                     108,012          195,700          274,127          449,698
      Noncash charges (credits), net                                       (87)          (8,548)          79,229           (8,548)
      Amortization of deferred compensation                             16,794          477,473           43,300        1,058,544
   Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable                 562,297          144,514           40,794           57,130
      (Increase) decrease in prepaid expenses and other assets         (37,915)        (231,131)         (93,861)        (202,439)
       Increase (decrease) in trade accounts payable                   (90,176)         246,848         (303,630)         509,401
       Increase (decrease) in accrued liabilities                       (7,825)         (95,711)         214,628          661,325
       Increase (decrease) in deferred revenue                         (42,502)         (42,980)         386,820         (128,940)
                                                                  ------------     ------------     ------------     ------------
       Net cash used in operating activities                           143,462       (3,804,815)      (1,282,889)      (7,390,544)
                                                                  ------------     ------------     ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                                 (229,476)        (756,351)        (655,279)      (1,997,777)
                                                                  ------------     ------------     ------------     ------------
      Net cash used in investing activities                           (229,476)        (756,351)        (655,279)      (1,997,777)
                                                                  ------------     ------------     ------------     ------------

Cash flows from financing activities:
  Repayment of  bank overdraft                                              --               --         (383,304)              --
   Issuance of Series A preferred stock                                     --               --        6,200,000               --
   Issuance of common stock                                                 --               --        3,510,000               --
   Exercise of employee stock options                                    9,000           37,042          133,400          451,942
   Issuance of common stock in subsidiary to minority                       --            9,000               --            9,000
   Issuance of notes payable and convertible bonds                          --               --               --         (188,000)
   Payments on notes payable                                            26,511          (39,896)          (3,078)         (56,697)
   Payment of capital lease obligation                                  (3,969)              --          (11,660)          (3,384)
                                                                  ------------     ------------     ------------     ------------
      Net cash provided by financing activities                         31,542            6,146        9,445,358          212,861
                                                                  ------------     ------------     ------------     ------------
Effect of currency exchange rates on cash                              (76,191)         478,590           59,493          617,976
                                                                  ------------     ------------     ------------     ------------
   Net increase (decrease) in cash                                    (130,663)      (4,076,430)       7,566,683       (8,557,484)
Cash and cash equivalents at beginning of period                     8,065,621        9,122,538          368,275       13,603,592
                                                                  ------------     ------------     ------------     ------------
Cash and cash equvialents at end of period                        $  7,934,958     $  5,046,108     $  7,934,958     $  5,046,108
                                                                  ============     ============     ============     ============

Supplemental cash flow information:
   Cash paid for interest                                         $     10,134     $      8,406     $     26,969     $     21,473
                                                                  ============     ============     ============     ============
Supplemental schedule of non-cash investing and
  financing activities:
    Conversion of bonds to common stock                           $         --     $         --     $  2,500,000     $         --
                                                                  ============     ============     ============     ============
    Conversion of common stock to preferred stock                 $         --     $         --     $    372,402     $         --
                                                                  ============     ============     ============     ============
    Conversion of preferred stock to common stock                 $         --     $    212,401     $         --     $    275,191
                                                                  ============     ============     ============     ============
    Common stock issued for employee compensation                 $         --     $         --     $     79,229     $         --
                                                                  ============     ============     ============     ============
    Common stock issued for notes                                 $         --     $      1,500     $      4,000     $    189,500
                                                                  ============     ============     ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                 ------------------------------      ------------------------------
                                     1999              2000              1999             2000
                                 ------------      ------------      ------------      ------------
Net loss                         $  (365,136)      $(4,490,980)      $(1,924,296)      $(9,786,715)

Other comprehensive
income:
  Foreign currency transla-
  tion adjustment                    (76,191)          478,589            59,493           617,976
                                 ------------      ------------      ------------      ------------
Comprehensive loss               $  (441,327)      $(4,012,391)      $(1,864,803)      $(9,168,739)
                                 ===========       ===========       ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1. INTERIM FINANCIAL STATEMENTS

        The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements and notes should be read in connection with the Company's Registration Statement on Form 10-SB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.

        The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

        The accompanying consolidated financial statements include accounts of the Company and its subsidiaries.

2. NEW ACCOUNTING POLICIES

Revenue recognition

        The Company's revenues consist primarily of fees for software development received from contracted research and development agreements. Revenues from contracted research and development agreements are recognized at the completion and acceptance of the project by the customer provided that the fee is fixed and determinable, and collection is considered probable by management.

        The Company also has software license revenues consisting of sales of software licenses, which are recognized over the life of the license agreement upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.

         In the future, the Company may have revenues from royalties resulting from sales of products the Company developed and sold to Ericsson provided for in a Specific Co-Operation and Development Agreement dated February 1999. Under the agreement the Company will receive royalties equal to 15% of net worldwide sales of these products made by Ericsson and will recognize these revenues when remitted to the Company from Ericsson.

        Additionally, the Company earns revenue from internet services including the delivery of software applications and value added services that are hosted on the COmpany's network. Because these applications can also be run on the COmpany's customers' networks, the Company refers to this as a "hosted service" when it is delivered from the Company's network. Maintenance and support is included in a hosted solution, but would be charged separately if a customer chose to purchase a value added service or an application that it would deliver from its own network. Internet services also include consulting, customization and implementation services of internet platform products the Company has developed under a General Co-Operation and Development Agreement dated February 1999 with Ericsson. Revenues from all these services will be recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

        Deferred revenue is primarily comprised of license fees received in advance of satisfying revenue recognition criteria related to our development agreements with Ericsson. Deferred revenue is recognized over the life of these agreements.

        The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately twelve months following initial shipment to the customer. As of September 30, 2000, the Company had not incurred any significant expenses related to warranty claims.

Network costs

        Internet based services include expenses incurred by the Company to maintain, monitor and manage the Company's network. The Company recognizes network costs in accordance with Statement of Position ("SoP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing network are included in internet based services expense in the accompanying consolidated statement of income.

3. LOSS PER SHARE

        Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic loss per share calculations. Potentially dilutive securities not included in the diluted loss per share calculation equivalent to 22.4 million shares during the three and nine months ended September 30, 1999, included preferred shares, convertible bonds, stock options and stock warrants. Potentially dilutive securities not included in the diluted loss per share calculation and outstanding during the three and nine months ended September 30, 2000, included preferred shares, stock options and stock warrants equivalent to 39.1 million shares.

        The components of basic and diluted loss per share are as follows:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------
                                            1999                      2000
                                         ------------             ------------

Net loss                                 $ (1,924,296)            $ (9,786,715)

Weighted average outstanding shares of
  common stock                             65,339,243               70,078,537

Loss per share:
    Basic                                $      (0.03)            $      (0.14)
    Diluted                              $      (0.03)            $      (0.14)

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------
                                            1999                      2000
                                         ------------             ------------

Net loss                                 $  (365,136)              $ (4,490,980)

Weighted average outstanding shares of
  common stock                            68,050,235                 70,846,486

Loss per share:
    Basic                                $     (0.01)             $       (0.06)
    Diluted                              $     (0.01)             $       (0.06)

4. CONVERTIBLE BONDS

        During the nine months ended September 30, 1999, holders of $2,500,000 of convertible bonds exercised their option to convert their bonds into shares of the Company's common stock. In connection with the conversion, the Company issued 1,923,077 shares of common stock. As the conversion of the bonds into common stock preceded the interest payment date all interest was reversed in the statement of operations for the nine months ended September 30, 1999, which included $100,000 of interest expense recognized in the statement of operations for the year ended December 31, 1998.

5. CONVERSION OF SERIES A PREFERRED STOCK INTO COMMON STOCK

        During the nine months ended September 30, 2000, holders of 211,685 shares of preferred stock elected to convert their shares into shares of common stock. In accordance with the terms of conversion, the shares of preferred stock were converted into 211,685 shares of common stock.

6. STOCK-BASED COMPENSATION

         Stock-based compensation expense totaled $0.02 and $0.5 million for the three months ended September 30, 1999 and 2000, respectively, and totaled $0.04 and $1.1 million for the nine months ended September 30, 1999 and 2000, respectively. Some stock options granted and restricted stock sold during the fiscal year ended December 31, 1999 and nine-months ended September 30, 2000 have been deemed to be compensatory. Total deferred stock-based compensation associated with these equity arrangements amounted to $6.5 million related to stock options granted and restricted stock issued from February 1996 through September 30, 2000. These amounts are being amortized over the respective vesting periods of these equity arrangements in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. The amortization of deferred stock-based compensation for these equity arrangements was $0.02 million and $0.5 million for the three months ended September 30, 1999 and 2000, respectively, and $0.04 million and $1.1 million for the nine months ended September 30, 1999 and 2000, respectively. The Company expects amortization in the remainder of 2000 of approximately $0.5 million, and $2.2 million, $1.5 million and $0.9 million in the fiscal years ending December 31, 2001, 2002 and 2003, respectively, relating to the amortization of the deferred stock-based compensation associated with stock options granted and restricted stock issued from February 1996 through September 30, 2000.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 does not supersede any existing authoritative literature. SAB 101 is required to be adopted for reporting periods beginning no later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operation.

8. GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

During 2000, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

        The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The Company operates in three operating segments: 1) development of software that enables the delivery of Internet-based services to mass-market wireless telephones, 2) the delivery of Internet-based services to wireless network operators and Internet businesses, and related consulting services and 3) the licensing of the Company's core technologies to Ericsson and the licensing of the Company's products to network operators and Internet businesses. The disaggregated information reviewed on a product basis by the CEO is as follows:

                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                   SEPTEMBER 30,                  SEPTEMBER 30,
                            --------------------------      --------------------------
                               1999            2000            1999            2000
                            ----------      ----------      ----------      ----------
Revenues:
    Development             $  933,622      $1,798,324      $2,723,254      $5,019,197
    Services                                   105,941                         105,941
    License                     42,980          42,980         613,658         128,940
                            ----------      ----------      ----------      ----------
        Total revenues      $  976,602      $1,947,245      $3,336,912      $5,254,078
                            ==========      ==========      ==========      ==========

        Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has sales operations in Stockholm, Sweden to address the European markets and in Boston to address the United States and Canadian markets. All development services related to the revenues reported below were performed in Europe (Iceland and Sweden). Information regarding the Company's revenues in different geographic regions is as follows:

                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                   SEPTEMBER 30,                   SEPTEMBER 30,
                            --------------------------      --------------------------
                               1999            2000            1999            2000
                            ----------      ----------      ----------      ----------
Revenues:
    Europe                  $  140,753      $  210,619      $  492,691      $  526,702
    North America              835,849       1,736,626       2,844,221       4,727,376
                            ----------      ----------      ----------      ----------
        Total revenues      $  976,602      $1,947,245      $3,336,912      $5,254,078
                            ==========      ==========      ==========      ==========

        Ericsson Telecom and/or its affiliates ("Ericsson") was the Company's only significant customer during the three- and nine-month periods ended September 30, 1999 and September 30, 2000. Revenues attributable to Ericsson comprised 74.8% and 92.1% of the total revenues for the three-month periods ended September 30, 1999 and September 30, 2000, respectively. Revenues attributable to Ericsson comprised 95.4% and 93.7% of the total revenues for the nine-month periods ended September 30, 1999 and September 30, 2000, respectively.

9. Going Concern

        The Company believes that its current cash, cash equivalents and short-term investments, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next six months. The Company does not believe that cash generated from operations will be sufficient to satisfy its liquidity requirements, and it intends to sell additional equity or debt securities. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on the Company's operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders, and additional financing may not be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to obtain this additional financing, the Company may be required to reduce the scope of its planned product development and marketing efforts, which could harm its business, financial condition and operating results.

10. Subsequent Events

        On November 8, 2000, the Company completed its acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance (the "Strategic Alliance") of Microcell Capital II, Inc. ("Microcell") and Ericsson Canada Inc. ("Ericsson Canada") formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company ("OZ Canada") following the closing of the transaction. The transaction was closed pursuant to two Share Exchange Agreements (the "Acquisition Agreements") dated November 8, 2000 by and between the Company and each of Microcell and Ericsson Canada as the former stockholders of MCE Holding Corporation.

        The acquisition was structured as a stock-for-stock exchange in which the Company issued an aggregate of 16,475,131 shares of its common stock to Microcell and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $26.4 million. The Company will account for the acquisition as a purchase with the results of OZ Canada included from the acquisition date. There were no operations prior to the acquisition. The excess of the purchase price over the fair value of tangible net assets acquired will be attributed to goodwill and to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. The Company will amortize the goodwill on a straight-line basis over an estimated useful life of 5 years and the other intangible assets on a straight-line basis over an estimated useful life of 3 years.

        The acquired assets consist of licensed technology, cash, property and equipment, and other tangible and intangible assets that are used in the business of developing and marketing Internet application technology for wireless service providers. The Company intends to continue such use of the assets.

        In connection with the acquisition, the Company entered into a shareholder agreement with Microcell and two directors and officers of the Company, Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Microcell the right to participate in any sales of the Company's shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of the Company's securities offered by the Company. In addition, Messrs. Mogensen and Gudjonsson have agreed to vote a sufficient number of the Company's shares to enable a nominee of Microcell to sit on the board of directors of the Company.

        The Company also entered into a shareholder agreement with Ericsson Canada, Skuli Mogensen and Gudjon Mar Gudjonsson dated November 8, 2000. The agreement gives Ericsson the right to participate in any sales of the Company's shares by either Mr. Mogensen or Mr. Gudjonsson, and, with some exceptions, to purchase pro rata shares of the Company's securities offered by the Company.

        The Acquisition Agreement with Microcell grants Microcell the right, during the period from February 15, 2002 until April 15, 2002, to require the Company to repurchase the 11,405,860 shares delivered to Microcell in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002 the Company fails to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended ("Securities Act"), or a public offering in which the Company's shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. As a result, the 11,405,860 shares subject to this right will not be classified within shareholders' equity in the Company's consolidated balance sheet with the other common shares which are not subject to this right.

        OZ Canada entered into a General Co-Operation Development Agreement ("Microcell GCDA") with Microcell Labs, Inc. ("Microcell Labs") on November 8, 2000 pursuant to which Microcell Labs agreed to use OZ Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications under the terms and conditions of the Microcell GCDA. Under the terms of the Microcell GCDA, Microcell Labs has committed to purchasing $9 million in consulting and development services and technology licenses during the three year term of the Microcell GCDA. OZ Canada will have full ownership of the products developed under the Microcell GCDA and their related intellectual property rights, except in certain limited situations. Microcell Labs and its affiliates will have a license to use, sell and distribute all products developed under the Microcell GCDA. The license will be royalty free, except that Microcell Labs will pay to OZ Canada 10% of its net revenues attributable to the sale or license of the products during the three year term after the commercial launch of the products. OZ Canada will pay to Microcell Labs 10% of all of its net revenues attributable to the sale or license of products developed under the Microcell GCDA during the three year term commencing with the commercial launch of the products.

        OZ Canada also concluded a Specific Development and Consulting Agreement ("Microcell SDCA") with Microcell Labs on November 8, 2000 pursuant to which OZ Canada granted to Microcell Labs a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on certain terms and conditions. Except for the revenue sharing payments under the Microcell GCDA the license is royalty-free. Ericsson had granted to MCE Holding Corporation the right to grant a license to iPulse(TM) 1.5 and agreed to the assignment of this right to OZ Canada.

        On November 1, 2000, the Company entered into a General Co-Operation and Development Agreement with Ericsson ("Ericsson GCDA"). The Ericsson GCDA superseded the earlier document of the same name that the parties entered into in February 1999. Pursuant to this agreement, the companies agreed to cooperate in the area of Internet-based technologies, applications and services, including, but not limited to, development, testing integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company.

        OZ Canada entered into a Specific Co-Operation and Development Agreement with Ericsson on November 8, 2000 ("3G SCDA") pursuant to which OZ Canada will provide consulting and development services in the areas of mobile Internet applications for third generation ("3G") mobile telephony platforms. The 3G SCDA is an agreement under the Ericsson GCDA. Under the terms of the 3G SCDA, Ericsson will advance to OZ Canada a total of $6 million in quarterly installments over the 3G SCDA's two year term, which installments will be applied by Ericsson against amounts due for development work performed under the 3G SCDA. OZ Canada will have access to Ericsson's 3G laboratories and will receive up to 6,000 hours of assistance from qualified 3G experts for testing of the 3G development work.

        The Company entered into a Value Added Distribution License Agreement ("VADLA") with Ericsson in November 2000, which superseded the value added reseller agreement entered into with Ericsson in Februarv 2000. The VADLA gives the Company unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for certain royalties. Either party to the VADLA may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the VADLA, the Company will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement.

        Pursuant to the mPresence(TM) Agency Agreement concluded with Ericsson in November 2000, the Company granted Ericsson a nonexclusive right to promote mPresence(TM) services. In the absence of a contrary agreement with respect to any particular customer, the Company will pay to Ericsson 5% of the net sales price of any sales occurring as a result of a referral Ericsson may make and 15% of the net sales price if the Company requests Ericsson to assist in the sale. The agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

        Pursuant to an iPulse(TM) Agency Agreement also concluded with Ericsson in November 2000, the Company obtained a nonexclusive right to promote the iPulse(TM) software product. In the absence of a contrary agreement with respect to any particular customer, the Company is entitled to receive a percentage of the net sales price of any sales made by Ericsson as a result of a referral the Company may make a larger percentage of the net sales price if Ericsson asks the Company to assist in the sale. Any payments made to the Company under the iPulse(TM) Agency Agreement will be in addition to the 15% revenue sharing payment under the GCDA. The iPulse(TM) Agency Agreement has a two-year term and will automatically be renewed for an indefinite period unless earlier terminated in accordance with its provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could," "potential," "continues," "predicts" and similar expressions and the negatives of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Registration Statement on Form 10-SB and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

        Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional ("3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates ("Ericsson") to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $3.9 million in fiscal 1999 and $5.0 million for the nine months ended September 30, 2000. We first recognized license revenues in February 1999, and generated license revenues of approximately $0.7 in fiscal 1999 and $0.13 million for the nine months ended September 30, 2000.

        We incurred net losses of approximately $9.8 million for the nine months ended September 30, 2000 and $4.8 million, $1.8 million and $2.2 million for the years ended December 31, 1997, 1998 and 1999, respectively. As of September 30, 2000, we had an accumulated deficit of approximately $21.5 million. We are currently operating at a deficit and expect to continue operating at a deficit over at least the next twelve months as we incur increasing levels of expense to support growth. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

        We generate revenues from development work and Internet based services to wireless network operators. We receive development revenues under a contract with Ericsson and have agreed to provide consulting services and to develop unspecified software applications for Microcell Labs Inc. ("Microcell Labs") as discussed further below. Until recently, we received license revenues primarily from a license of our core technologies to Ericsson. However, in November 2000, we amended and entered into new agreements with Ericsson. We also entered into agreements with Microcell in connection with our acquisition of OZ.COM Canada Company ("OZ Canada"). The descriptions in this Form 10-QSB of the agreements with Ericsson and Microcell Labs do not purport to be complete and are qualified in their entirety by the provisions of such agreements.

        On November 1, 2000, we entered into a General Co-Operation and Development Agreement with Ericsson ("Ericsson GCDA"). The Ericsson GCDA superceded the earlier document of the same name that we entered into in February 1999. Pursuant to this agreement, we and Ericsson agreed to cooperate in the area of Internet- based technologies, applications and services, including, but not limited to, development, testing integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company. Our cooperation pursuant to the Ericsson GCDA is nonexclusive and each party's participation is based on its individual evaluation of the commercial viability and expected benefits of the relationship. A copy of the Ericsson GCDA is filed herewith as Exhibit 10.1.

        OZ Canada entered into a Specific Co-Operation and Development Agreement with Ericsson Canada Inc. ("Ericsson Canada") on November 8, 2000 ("3G SCDA") pursuant to which OZ Canada will provide consulting and development services in the areas of mobile Internet applications for third generation ("3G") mobile telephony platforms. The 3G SCDA is an agreement under the Ericsson GCDA. Under the terms of the 3G SCDA, Ericsson Canada will advance to OZ Canada a total of $6 million in quarterly installments over the 3G SCDA's two year term, which installments will be applied by Ericsson Canada against amounts due for development work performed under the 3G SCDA. OZ Canada will have access to Ericsson Canada's 3G laboratories and will receive up to 6,000 hours of assistance from qualified 3G experts for testing of the 3G development work. As further described below, we acquired OZ Canada on November 8, 2000 in connection with our acquisition of MCE Holding Corporation. A copy of the 3G SCDA is filed herewith as Exhibit 10.2.

        We entered into a Value Added License Distribution Agreement ("VADLA") with Ericsson on November 9, 2000, which superseded the value added reseller agreement entered into with Ericsson in February 2000. The VADLA gives us unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for certain royalties. Either party to the VADLA may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the VADLA, OZ will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement. A copy of the VADLA is filed herewith as Exhibit 10.3.

        OZ Canada entered into a General Co-Operation Development Agreement ("Microcell GCDA") with Microcell Labs on November 8, 2000 pursuant to which Microcell Labs agreed to use OZ Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications under the terms and conditions of the Microcell GCDA. Under the terms of the Microcell GCDA, Microcell Labs has committed to purchasing $9 million in consulting and development services and technology licenses during the three year term of the Microcell GCDA. OZ Canada will have full ownership of the products developed under the Microcell GCDA and their related intellectual property rights. However, if the products are unrelated to OZ Canada's product offerings or if the products are completed by Microcell Labs as a result of OZ Canada's breach of the Microcell GCDA, Microcell Labs will own the product and its related intellectual property rights, with OZ Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell Labs and its affiliates will have a license to use, sell and distribute for commercial use all products developed under the Microcell GCDA. The license will be royalty free, except that Microcell Labs will pay to OZ Canada 10% of its net revenues attributable to the sale or license of the products during the three year term after the commercial launch of the products. OZ Canada will pay to Microcell Labs 10% of all of its net revenues attributable to the sale or license of products developed under the Microcell GCDA during the three year term commencing with the commercial launch of the products. A copy of the Microcell GCDA is filed herewith as Exhibit 10.4.

        OZ Canada also concluded a Specific Development and Consulting Agreement ("Microcell SDCA") with Microcell Labs on November 8, 2000 pursuant to which OZ Canada granted to Microcell Labs a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on certain terms and conditions. Except for the revenue sharing payments under the Microcell GCDA the license is royalty-free. Ericsson had granted to MCE Holding Corporation, a strategic alliance between Ericsson Canada and Microcell Capital II Inc., the right to grant a license to iPulse(TM) 1.5 and agreed to the assignment of this right to OZ Canada ("Assignment of Sublicense Right"). Copies of the Microcell SDCA and the Assignment of Sublicense Right are filed herewith as Exhibits 10.5 and 10.6, respectively.

        Consequently, we expect that our future revenues will be derived from the following:

        -   Revenues from development work for Ericsson and Microcell;

        - Revenue sharing fees paid by Ericsson with respect to sales and licenses of iPulse(TM);

        - Commissions and referral fees paid by Ericsson with respect to sales and licenses of iPulse(TM); and

        -   Fees from Internet based services that we provide to our customers.

        Under a specific co-operation and development agreement with Ericsson signed in February 1999, we are entitled to revenue sharing payments for each actual sale or licensing of iPulse(TM) made by Ericsson equal to 15% of the net amount of payments (after deduction of taxes, insurance and other similar costs) actually received by Ericsson. Internet based services included consulting, system integration and other value added services. We derive Internet based services revenues from services provided directly to network operator customers and a few select application service providers. We have signed contracts to perform Internet based services for Microcell, Brightpod ASP, Inc., oCen Communications, and Mobyson. We expect in the future to generate revenues from hosting iPulse(TM) and other mPresence(TM) applications primarily on behalf of network operator, as well as from product installation, maintenance and engineering support services.

        In February 2000, we introduced mPresence(TM), a growing suite of mobile Internet applications. We continue to expect to incur significant additional expenses in developing and commercializing the mPresence(TM) service, including costs relating to operating our network clusters in North America and Europe, our network operating center in North America, as well as sales and marketing and research and development expenses. Although we have taken action to control these costs, we expect to incur substantial costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for the mPresence(TM) service will result in significant revenues or profitability.

        Our future success depends on our ability to increase revenues from the sources identified above. If the market for Internet-based services via wireless telephones fails to develop or develops more slowly than expected, then our business would be materially and adversely affected. In addition, because there are a relatively small number of network operators worldwide, any failure to sell our products to network operator customers successfully could result in a shortfall in revenues that could not be readily offset by other revenue sources.

        Our business strategy also relies to a significant extent on the widespread propagation of the iPulse(TM) communications platform through our relationships with network operators and Ericsson, one of the leading wireless telephone manufacturers. iPulse(TM) is available to network operators directly from Ericsson although we have entered into an agency agreement with Ericsson pursuant to which Ericsson is obligated to pay a commission based upon the net amount of payments (after deduction of taxes, insurance and other similar costs) actually received by Ericsson under licensing contracts for iPulse(TM) concluded through Ericsson's acceptance of orders that we procure. The commission rate and the method of calculation and payment will be agreed upon by Ericsson and us from time to time. At the same time, we have the opportunity to offer our Internet based services to these customers. In the event that Ericsson licenses iPulse(TM) to one of its customers, we are entitled under a specific co-operation and development agreement dated February 1999 to a revenue sharing payment equal to 15% of the net amount of payments (after deduction of taxes, insurance and other similar costs) actually received by Ericsson. We are also entitled to the commission or finder's fee described above with respect to such licenses.

        Ericsson has entered into an agency agreement with respect to our Internet based services. Ericsson's commission is based upon the net amount of payments (after deduction of taxes, hosting expenses, third-party licensing costs, insurance and similar costs) actually received by us under a licensing contract for mPresence(TM) services concluded through our acceptance of orders procured by Ericsson. The commission rate and the method of calculation and payment will be agreed upon by Ericsson and us from time to time. In the absence of an agreement, the rate will be 15% of the net amount of payment. If Ericsson does not participate in the sale but introduces the customer to us, Ericsson is entitled to a finder's fee equal to 5% of the net amount of payment. The agency agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions. A copy of the mPresence(TM) agency agreement is attached herewith as Exhibit 10.7.

        We expect that our gross profit on revenues derived from sales through Ericsson and future channel partners will be less than the gross profit on revenues from direct sales. Our success, in particular in international markets, depends in part on our ability to increase sales of our products and services through value-added resellers and to expand our indirect distribution channels.

        We expect sales in Europe and Canada to account for a significant portion of our revenues in the foreseeable future. Risks inherent in our international business activities include:

        - failure by us and/or third parties to develop localized content and applications that are used with our products;

        -   costs of localizing our products for foreign markets;

        -   difficulties in staffing and managing foreign operations;

        -   longer accounts receivable collection time;

        -   political and economic instability;

        -   fluctuations in foreign currency exchange rates;

        - reduced protection of intellectual property rights in some foreign countries;

        -   contractual provisions governed by foreign laws;

        -   export restrictions on encryption and other technologies;

        -   potentially adverse tax consequences; and

        - the burden of complying with complex and changing regulatory requirements.

        Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues will continue to grow in the next several quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our product development, sales and marketing, professional services and administrative staff. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

Development Services Revenues

        Development services revenues increased from $0.9 million for the three months ended September 30, 1999 to $1.8 million for the three months ended September 30, 2000, and increased from $2.7 million for the nine months ended September 30, 1999 to $5.0 million for the nine months ended September 30, 2000. The increase in development services revenues was attributable primarily to the timing of the commencement of development work for Ericsson, which started in February 1999.

Internet Based Services Revenues

        The quarter ended September 30, 2000 was the first period in which we recognized Internet based services revenue. These revenues were mainly derived from contracts with oCen Communications, which engaged us to perform services relating to their commercial launch of our technology.

Licensing Revenues

        Licensing revenues were a constant from $0.04 million for the three months ended September 30, 1999 and September 30, 2000, and decreased from $0.61 million for the nine months ended September 30, 1999 to $0.13 million for the nine months ended September 30, 2000. The decrease in licensing revenues was primarily due to the timing of recognition of revenues associated with the licensing of our core technology to Ericsson in connection with the development of iPulse(TM). As described above, we are entitled under our new arrangements with Ericsson to receive revenue sharing fees from Ericsson's license or sale of iPulse(TM) to network operators. We also expect to receive revenues from licensing our mPresence(TM) suite of applications to network operators and Internet businesses. We expect our mPresence(TM) licensing revenues to be based on a revenue-sharing model whenever possible. When revenue sharing is not possible or, in our opinion, advisable, we will consider alternative pricing models, including upfront or incremental royalties per application per unit of time. We cannot be certain, however, that revenues will be generated from mPresence(TM) licensing.

Cost of  Revenues - Development Services

        Cost of revenues - development services consists of compensation and independent consultant costs for personnel engaged in our developing services operations and related overhead. Cost of development services revenues increased from $0.78 million for the three months ended September 30, 1999 to $0.83 million for the three months ended September 30, 2000, and increased from $2.5 million for the nine months ended September 30, 1999 to $2.8 million for the nine months ended September 30, 2000. As a percentage of development services revenues, cost of revenues - development services for the three months ended September 30, 1999 and 2000 was 83.8% and 46.3%, respectively. Cost of revenues
- development services as a percentage of related revenues for the nine months ended September 30, 1999 and 2000 was 91.6% and 55.2% respectively. The increase in margins reflects a higher mix of development services performed on a time and materials basis during the three-and nine-month periods ended September 30, 2000. Gross profit on development services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the development assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of development services revenues will increase slightly in absolute dollars but decrease as a percentage of sales as we continue to invest in the growth of our consulting services and licensing operations.

Cost of Revenues - Internet Based Services

        Cost of revenues - Internet based services consists of compensation and independent consultant costs for personnel engaged in our consulting services operations, hosting centers in Europe and North America, our network operating center in North America and related overhead. The quarter ended September 30, 2000 was the first period in which we recognized consulting services revenues. Cost of consulting services revenues was $0.25 million for the three months ended September 30, 2000.

Through the end of the quarter ended September 30, 2000 we have incurred a total of approximately $0.5 million in costs of revenues associated with our performance of an initial consulting contract for Microcell in connection with its commercialization of iPulse(TM) 1.5. Gross profit on Internet based services revenues will be impacted by the mix of company personnel and independent consultants assigned to projects, the nature of the consulting agreements (i.e., fixed price versus time-and-material) and hosting and monitoring expenses. Hosting and monitoring expenses are, to a large extent, fixed and will therefore be reduced on a per user basis as the number of users is increased. There are also significant variable costs associated with hosting, including the need for additional third-party software licenses, additional servers and storage capacity, and additional bandwidth. Some of these variable expenses are affected by the number of users, but most will be a function of end-user behavior. The more our end-users take advantage of our services, the greater the demand will be on our equipment infrastructure, processing power and bandwidth. We cannot predict what actual user behavior will be and we are therefore seeking to develop contract relationships with our customers that will pass the risk of increases in hosting costs to our customers, but which will fix our gross profit margin on hosting services to fairly modest levels. However, we cannot be certain that we will be successful in entering into these types of relationships. We expect that cost of revenues - Internet based services will vary as a percentage of Internet based services revenues from period to period for the next several quarters.

Cost of Revenues - Licensing

        We have had no significant cost of revenues - licensing associated with our historical licensing revenues, which relate to a single license of our core technology to Ericsson in 1999. When we begin realizing licensing revenues from the sale of licenses related to our mPresence(TM) services, we expect to experience cost of revenues - licensing, which will consist primarily of third-party license and support fees. We expect that cost of revenues - licensing will vary as a percentage of licensing revenues from period to period.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased from $0.3 million, or 35.7% of revenues, for the three months ended September 30, 1999, to $0.9 million, or 48.0% of revenues, for the three months ended September 30, 2000. Sales and marketing expenses increased from $0.8 million, or 23.1% of revenues, for the nine months ended September 30, 1999, to 3.0 million, or 56.7% of revenues, for the nine months ended September 30, 2000. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our expenditures in these areas.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock based compensation and other general corporate expenses. General and administrative expenses increased 463.9% from $0.5 million or 53.0% of revenues, for the three months ended September 30, 1999, to $2.9 million, or 149.8% of revenues, for the three months ended September 30, 2000. General and administrative expenses increased 182.7% from $2.1 million, or 63.2% of revenues, for the nine months ended September 30, 1999, to $6.0 million, or 113.4% of revenues, for the nine months ended September 30, 2000. These increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with the filing of our Registration Statement on Form 10-SB and the resulting operation as a public company, increases in amortization of stock based compensation and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

Research and Development Expenses

        Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $0.09 million, or 9.1% of revenues, for the three months ended September 30, 1999, to $0.8 million, or 42.8% of revenues, for the three months ended September 30, 2000. Research and development expenses increased from $0.3 million, or 8.4% of revenues, for the nine months ended September 30, 1999, to $1.6 million, or 30.7% of revenues, for the nine months ended September 30, 2000. These increases were attributable primarily to the addition of personnel in our research and development organization associated with product development. Until recently almost all of our research and development personnel have been dedicated to development service projects, primarily the co-development of iPulse(TM) with Ericsson. In the nine months ended September 30, 2000 we have more than doubled the number of research and development personnel and we have initiated the development of mPresence(TM) products. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. In particular, we anticipate that research and development expenses will increase significantly due to product development efforts for the mPresence(TM) service although we will try to control these expenses by performing development work only in response to specific customer demand.

Interest Income (Expense), Net

        Interest income, net decreased from a net gain of $0.11 million for the three months ended September 30, 1999 to a net gain of $0.8 million for the three months ended September 30, 2000. Interest income, net increased from a net gain of $0.20 million for the nine months ended September 30, 1999 to a net gain of $0.25 million for the nine months ended September 30, 2000. The differences are a result of the timing of Ericsson's investments during 1999 and the decrease in cash reserves as we continued to operate at a loss throughout the first three quarters of 2000.

Other Income (Expense), Net

        Other income, net decreased from a net gain of $0.28 million for the three months ended September 30, 1999 to a net loss of $0.75 million for the three months ended September 30, 2000. Other income, net decreased from a net gain of $0.20 million for the nine months ended September 30, 1999 to a net loss of $1.36 million for the nine months ended September 30, 2000.

Income Taxes

        At December 31, 1998 and 1999 the Company had deferred tax assets of $3.7 million and $4.5 million respectively. Due to the uncertain nature of the ultimate realization, the Company has recorded a valuation allowance against deferred tax assets. At December 31, 1999 the Company had net operating loss carryforwards of approximately $11.8 million, $5.6 million and $0.1 million for federal, state and Icelandic income tax purposes, respectively. These carryforwards will expire from year 2001 through 2013.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from issuances of stock.

        Net cash used by operating activities was $7.4 million for the nine months ended September 30, 2000. The net cash used by operating activities for the nine months ended September 30, 2000 was attributable primarily to an increase in prepaid expenses and other assets and increases in accounts payable and in accrued liabilities of $0.2 million, $0.5 million and $0.7 million, respectively, and by the net loss of $9.8 million.

        To date, we have had no material write-offs of accounts receivable and we have not recorded any allowance for doubtful accounts.

        Net cash used for investing activities was $2.0 million for the nine months ended September 30, 2000, primarily reflecting net purchases of property and equipment.

        Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2000, primarily reflecting the net proceeds from sales of common stock to employees through the exercise of stock options and restricted stock.

        As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and capitalized lease obligations. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

         We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six months. We do not believe that cash generated from operations will be sufficient to satisfy our liquidity requirements, and we intend to sell additional equity or debt securities. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Acquisition of OZ Canada

        On November 8, 2000, we completed an acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a joint venture (the "Joint Venture") of Microcell Capital II Inc. ("Microcell Capital") and Ericsson Canada Inc. ("Ericsson Canada") formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company following the closing of the transaction. The transaction was closed pursuant to two Share Exchange Agreements (the "Acquisition Agreements") dated November 8, 2000 by and between the Company and each of Microcell Capital and Ericsson Canada as the former stockholders of MCE Holding Corporation. Copies of the Acquisition Agreements are filed herewith as Exhibits 2.1 and 2.2. The descriptions in this Form 10-QSB of the Acquisition Agreements and other agreements entered into in connection therewith do not purport to be complete and are qualified in their entirety by the provisions of such agreements.

        The acquisition was structured as a stock-for-stock exchange in which we issued an aggregate of 16,475,131 shares of our common stock to Microcell Capital and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $26.4 million. We will account for the acquisition as a purchase with the results of the company included from the acquisition date. There were no operations prior to the acquisition. The excess of the purchase price over the fair value of tangible net assets acquired will be attributed to goodwill and to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. We will amortize the goodwill on a straight-line basis over an estimated useful life of 5 years and the other intangible assets on a straight-line basis over an estimated useful life of 3 years.

        The Joint Venture's assets consist of licensed technology, cash, property and equipment, and other tangible and intangible assets that are used in the business of developing and marketing Internet application technology for wireless service providers. We intend to continue these uses of the assets.

        In connection with the acquisition, we entered into a shareholder agreement with two directors and officers, Skuli Mogensen and Gudjon Mar Gudjonsson, and Microcell. This agreement gives Microcell the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us. In addition, Messrs. Mogensen and Gudjonsson have agreed to vote a sufficient number of our shares to enable a nominee of Microcell to sit on our board of directors. A copy of the shareholder agreement is filed herewith as
Exhibit 10.8.

        We also entered into a shareholder agreement with Ericsson Canada, Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Ericsson Canada the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us. A copy of the shareholder agreement is filed herewith as Exhibit 10.9.

        The Acquisition Agreement with Microcell Capital grants Microcell Capital the right, during the period from February 15, 2002 until April 15, 2002, to require us to repurchase the 11,405,860 shares delivered to Microcell Capital in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002, we fail to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended ("Securities Act"), or a public offering in which our shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. As a result, the 11,405,860 shares subject to this right will not be classified within shareholders equity in our consolidated balance sheet with the other common shares which are not subject to this right.

Recent Accounting Pronouncements

        In June 1998, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in any hedging activities, we expect that the adoption of SFAS No. 133, as amended, will not have a material impact on our consolidated financial position, results of operations or cash flows. We will be required to adopt SFAS No. 133 in 2001.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 does not supersede any existing authoritative literature. SAB 101 is required to be adopted for reporting periods beginning no later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operations.

Year 2000 Readiness Disclosure

        With the changeover to the year 2000, we did not experience any disruption to our operations, as a result of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize or process date-sensitive information. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. There can be no assurance that there will not be future complications arising from Year 2000 issues.

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

        The total estimated cost of assessing Year 2000 issues is difficult to determine with accuracy, but total costs did not have a material adverse impact on our operating results or financial condition. Although we believe that we have successfully addressed any significant disruption from Year 2000, we will continue to monitor all critical systems for the appearance of delayed complications or disruptions, as well as continue to monitor our suppliers and customers.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On August 9, 2000, Garry Hare filed a complaint against us in the Superior Court for the City and County of San Francisco, California. Mr. Hare is our former director and officer whose employment was terminated in December, 1998. We subsequently entered into a termination agreement with Mr. Hare. The amended complaint alleges fraud and breach of the employment and termination agreements. The amended complaint seeks compensatory damages according to proof, punitive damages according to proof, specific performance of the stock bonus portion of the termination agreement or employment agreement, a declaration that the termination agreement is void, and attorneys' fees and costs. We believe that the allegations in the amended complaint are without merit and intend to defend vigorously the complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS -- NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE.

ITEM 5. OTHER INFORMATION - NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        2.1        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and MicroCell Capital II Inc.

        2.2        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Ericsson Canada Inc.

        10.1       General Co-Operation and Development Agreement, dated as of November 1, 2000, between OZ.COM and Ericsson Radio Systems AB.

        10.2       Specific Co-Operation and Development Agreement, dated as of November 8, 2000, between Ericsson Canada Inc. and  OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

       *10.3       Value Added License Distribution Agreement, dated as of November 1, 2000, between
                   OZ.COM and Ericsson Radio Systems AB.

        10.4       General Co-Operation and Development Agreement, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

        10.5       Specific Development and Consulting Development, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company. (fka 3044016 Nova Scotia
                   Company).

        10.6       Assignment of Right to Sublicense Use of Software, dated as of November 8,
                   2000, between MCE Holding Corporation and OZ.COM Canada Company. (fka 3044016 Nova
                   Scotia Company).

        10.7       mPresence Agency Agreement, dated as of November 1, 2000, between OZ.COM and
                   Ericsson Radio Systems AB.

        10.8       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.

        10.9       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mongensen and Ericsson Canda Inc.

        27         Financial Data Schedule

        * Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

    (b) Reports on Form 8-K

        None

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OZ.COM



                                 By: /s/ ROBERT G. QUINN
                                    --------------------------------------------
                                    Robert G. Quinn
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date:  November 14, 2000


                                  EXHIBIT INDEX

        2.1        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and MicroCell Capital II Inc.

        2.2        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Ericsson Canada Inc.

        10.1       General Co-Operation and Development Agreement, dated as of November 1, 2000, between OZ.COM and Ericsson Radio Systems AB.

        10.2       Specific Co-Operation and Development Agreement, dated as of November 8, 2000, between Ericsson Canada Inc. and  OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

       *10.3       Value Added License Distribution Agreement, dated as of November 1, 2000, between
                   OZ.COM and Ericsson Radio Systems AB.

        10.4       General Co-Operation and Development Agreement, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

        10.5       Specific Development and Consulting Development, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company. (fka 3044016 Nova Scotia
                   Company).

        10.6       Assignment of Right to Sublicense Use of Software, dated as of November 8,
                   2000, between MCE Holding Corporation and OZ.COM Canada Company. (fka 3044016 Nova
                   Scotia Company).

        10.7       mPresence Agency Agreement, dated as of November 1, 2000, between OZ.COM and
                   Ericsson Radio Systems AB.

        10.8       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.

        10.9       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mongensen and Ericsson Canda Inc.

        27         Financial Data Schedule

        * Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.