Form 10QSB/A
period 2000-09-30
OZ COM
filed 2000-11-22
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A

                                Amendment No. 1


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

10. Subsequent Events


        On November 8, 2000, the Company completed its acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance of Microcell Capital II, Inc. ("Microcell") and Ericsson Canada Inc. ("Ericsson Canada") formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company ("OZ Canada") following the closing of the transaction. The transaction was closed pursuant to two Share Exchange Agreements (the "Acquisition Agreements") dated November 8, 2000 by and between the Company and each of Microcell and Ericsson Canada as the former stockholders of MCE Holding Corporation.

        The acquisition was structured as a stock-for-stock exchange in which the Company issued an aggregate of 16,475,131 shares of its common stock to Microcell and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $26.4 million. The Company will account for the acquisition as a purchase with the results of OZ Canada included from the acquisition date. There were no operations prior to the acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired amounted to approximately $24.4 million, with $18.4 million attributable to goodwill and $6 attributable to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. The Company will amortize the goodwill on a straight-line basis over an estimated useful life of 5 years and the other intangible assets on a straight-line basis over an estimated useful life of 3 years. The estimated fair values and useful lives are a preliminary determination based on available information. The actual determination may differ from these estimates once a valuation of the assets has been completed.


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


        The Acquisition Agreement with Microcell grants Microcell the right, during the period from February 15, 2002 until April 15, 2002, to require the Company to repurchase the 11,405,860 shares delivered to Microcell in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002 the Company fails to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended ("Securities Act"), or a public offering in which the Company's shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. The 11,405,860 shares that are subject to this right have an issue value of $18.2 million which will be recorded in shareholders' equity in the Company's consolidated balance sheet less the amount related to the redemption value of $4.5 million. The redemption value of $4.5 million will be recorded in temporary equity on the balance sheet.

        Prior to the acquisition, OZ Canada had entered into a General Co-Operation Development Agreement ("Microcell GCDA") with Microcell Labs, Inc. ("Microcell Labs") on November 8, 2000 pursuant to which Microcell Labs agreed to use OZ Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications under the terms and conditions of the Microcell GCDA. Under the terms of the Microcell GCDA, Microcell Labs has committed to purchasing $9 million in consulting and development services and technology licenses during the three year term of the Microcell GCDA. OZ Canada will have full ownership of the products developed under the Microcell GCDA and their related intellectual property rights, except in certain limited situations. Microcell Labs and its affiliates will have a license to use, sell and distribute all products developed under the Microcell GCDA. The license will be royalty free, except that Microcell Labs will pay to OZ Canada 10% of its net revenues attributable to the sale or license of the products during the three year term after the commercial launch of the products. OZ Canada will pay to Microcell Labs 10% of all of its net revenues attributable to the sale or license of products developed under the Microcell GCDA during the three year term commencing with the commercial launch of the products.

        OZ Canada also had concluded, prior to the acquisition, Specific Development and Consulting Agreement ("Microcell SDCA") with Microcell Labs on November 8, 2000 pursuant to which OZ Canada granted to Microcell Labs a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on certain terms and conditions. Except for the revenue sharing payments under the Microcell GCDA the license is royalty-free. Ericsson had granted to MCE Holding Corporation the right to grant a license to iPulse(TM) 1.5 and agreed to the assignment of this right to OZ Canada.


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

        Prior to the acquisition by the Company of MCE Holding Corporation, OZ Canada had entered into a Specific Co-Operation and Development Agreement with Ericsson on November 8, 2000 ("3G SCDA") pursuant to which OZ Canada will provide consulting and development services in the areas of mobile Internet applications for third generation ("3G") mobile telephony platforms. The 3G SCDA is an agreement under the Ericsson GCDA. Under the terms of the 3G SCDA, Ericsson will advance to OZ Canada a total of $6 million in quarterly installments over the 3G SCDA's two year term, which installments will be applied by Ericsson against amounts due for development work performed under the 3G SCDA. OZ Canada will have access to Ericsson's 3G laboratories and will receive up to 6,000 hours of assistance from qualified 3G experts for testing of the 3G development work.

        The Company entered into a Value Added Distribution License Agreement ("VADLA") with Ericsson on November 1, 2000, which superseded the value added reseller agreement entered into with Ericsson in Februarv 2000. The VADLA gives the Company unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for certain royalties. Either party to the VADLA may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the VADLA, the Company will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement.

        Pursuant to the mPresence(TM) Agency Agreement concluded with Ericsson on November 1, 2000, the Company granted Ericsson a nonexclusive right to promote mPresence(TM) services. In the absence of a contrary agreement with respect to any particular customer, the Company will pay to Ericsson 5% of the net sales price of any sales occurring as a result of a referral Ericsson may make and 15% of the net sales price if the Company requests Ericsson to assist in the sale. The agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

        Pursuant to an iPulse(TM) Agency Agreement also concluded with Ericsson on November 1, 2000, the Company obtained a nonexclusive right to promote the iPulse(TM) software product. In the absence of a contrary agreement with respect to any particular customer, the Company is entitled to receive a percentage of the net sales price of any sales made by Ericsson as a result of a referral. The Company may receive a larger percentage of the net sales price if Ericsson asks the Company to assist in the sale. Any payments made to the Company under the iPulse(TM) Agency Agreement will be in addition to the 15% revenue sharing payment under the GCDA. The iPulse(TM) Agency Agreement has a two-year term and will automatically be renewed for an indefinite period unless earlier terminated in accordance with its provisions.


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


        OZ Canada entered into a Specific Co-Operation and Development Agreement with Ericsson Canada Inc. ("Ericsson Canada") on November 8, 2000 ("3G SCDA") pursuant to which OZ Canada will provide consulting and development services in the areas of mobile Internet applications for third generation ("3G") mobile telephony platforms. The 3G SCDA is an agreement under the Ericsson GCDA. Under the terms of the 3G SCDA, Ericsson Canada will advance to OZ Canada a total of $6 million in quarterly installments over the 3G SCDA's two year term, which installments will be applied by Ericsson Canada against amounts due for development work performed under the 3G SCDA. OZ Canada will have access to Ericsson Canada's 3G laboratories and will receive up to 6,000 hours of assistance from qualified 3G experts for testing of the 3G development work. As further described below, we acquired OZ Canada on November 8, 2000 in connection with our acquisition of MCE Holding Corporation ("Acquisition"). OZ Canada had entered into the 3G SCDA prior to the Acquisition. A copy of the 3G SCDA is filed herewith as Exhibit 10.2.

        We entered into a Value Added License Distribution Agreement ("VADLA") with Ericsson on November 1, 2000, which superseded the value added reseller agreement entered into with Ericsson in February 2000. The VADLA gives us unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for certain royalties. Either party to the VADLA may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the VADLA, OZ will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement. A copy of the VADLA is filed herewith as Exhibit 10.3.

        Prior to the Acquisition, OZ Canada had entered into a General Co-Operation Development Agreement ("Microcell GCDA") with Microcell Labs on November 8, 2000 pursuant to which Microcell Labs agreed to use OZ Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications under the terms and conditions of the Microcell GCDA. Under the terms of the Microcell GCDA, Microcell Labs has committed to purchasing $9 million in consulting and development services and technology licenses during the three year term of the Microcell GCDA. OZ Canada will have full ownership of the products developed under the Microcell GCDA and their related intellectual property rights. However, if the products are unrelated to OZ Canada's product offerings or if the products are completed by Microcell Labs as a result of OZ Canada's breach of the Microcell GCDA, Microcell Labs will own the product and its related intellectual property rights, with OZ Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell Labs and its affiliates will have a license to use, sell and distribute for commercial use all products developed under the Microcell GCDA. The license will be royalty free, except that Microcell Labs will pay to OZ Canada 10% of its net revenues attributable to the sale or license of the products during the three year term after the commercial launch of the products. OZ Canada will pay to Microcell Labs 10% of all of its net revenues attributable to the sale or license of products developed under the Microcell GCDA during the three year term commencing with the commercial launch of the products. A copy of the Microcell GCDA is filed herewith as Exhibit 10.4.

        OZ Canada also had concluded a Specific Development and Consulting Agreement ("Microcell SDCA") with Microcell Labs on November 8, 2000, prior to the Acquisition, pursuant to which OZ Canada granted to Microcell Labs a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on certain terms and conditions. Except for the revenue sharing payments under the Microcell GCDA the license is royalty-free. Ericsson had granted to MCE Holding Corporation, a strategic alliance between Ericsson Canada and Microcell Capital II Inc., the right to grant a license to iPulse(TM) 1.5 and agreed to the assignment of this right to OZ Canada ("Assignment of Sublicense Right"). Copies of the Microcell SDCA and the Assignment of Sublicense Right are filed herewith as Exhibits 10.5 and 10.6, respectively.


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

Acquisition of OZ Canada


        On November 8, 2000, we completed an acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance of Microcell Capital II Inc. ("Microcell Capital") and Ericsson Canada Inc. ("Ericsson Canada") formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company following the closing of the transaction. The transaction was closed pursuant to two Share Exchange Agreements (the "Acquisition Agreements") dated November 8, 2000 by and between the Company and each of Microcell Capital and Ericsson Canada as the former stockholders of MCE Holding Corporation. Copies of the Acquisition Agreements are filed herewith as Exhibits 2.1 and 2.2. The descriptions in this Form 10-QSB of the Acquisition Agreements and other agreements entered into in connection therewith do not purport to be complete and are qualified in their entirety by the provisions of such agreements.

        The Acquisition was structured as a stock-for-stock exchange in which we issued an aggregate of 16,475,131 shares of our common stock to Microcell Capital and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $26.4 million. We will account for the Acquisition as a purchase with the results of the company included from the acquisition date. There were no operations prior to the Acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired amounted to approximately $24.4 million, with $18.4 million attributable to goodwill and $6 attributable to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. We will amortize the goodwill on a straight-line basis over an estimated useful life of 5 years and the other intangible assets on a straight-line basis over an estimated useful life of 3 years. The estimated fair values and useful lives are a preliminary determination based on available information. The actual determination may differ from these estimates once a valuation of the assets has been completed.


        The acquired assets consist of licensed technology, cash, property and equipment, and other tangible and intangible assets that are used in the business of developing and marketing Internet application technology for wireless service providers. We intend to continue such use of the assets.


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


        The Acquisition Agreement with Microcell Capital grants Microcell Capital the right, during the period from February 15, 2002 until April 15, 2002, to require us to repurchase the 11,405,860 shares delivered to Microcell Capital in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002, we fail to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended ("Securities Act"), or a public offering in which our shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. The 11,405,860 shares that are subject to this right have an issue value of $18.2 million which will be recorded in shareholders' equity in our consolidated balance sheet less the amount related to the redemption value of $4.5 million. The redemption value of $4.5 million will be recorded in temporary equity on the balance sheet.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE.

ITEM 5. OTHER INFORMATION - NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits


       *2.1        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and MicroCell Capital II Inc.

       *2.2        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Ericsson Canada Inc.

       *10.1       General Co-Operation and Development Agreement, dated as of November 1, 2000, between OZ.COM and Ericsson Radio Systems AB.

       *10.2       Specific Co-Operation and Development Agreement, dated as of November 8, 2000, between Ericsson Canada Inc. and  OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

       *10.3       Value Added License Distribution Agreement, dated as of November 1, 2000, between
                   OZ.COM and Ericsson Radio Systems AB.

       *10.4       General Co-Operation and Development Agreement, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

       *10.5       Specific Development and Consulting Development, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company. (fka 3044016 Nova Scotia
                   Company).

       *10.6       Assignment of Right to Sublicense Use of Software, dated as of November 8,
                   2000, between MCE Holding Corporation and OZ.COM Canada Company. (fka 3044016 Nova
                   Scotia Company).

       *10.7       mPresence Agency Agreement, dated as of November 1, 2000, between OZ.COM and
                   Ericsson Radio Systems AB.

       *10.8       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.

       *10.9       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mongensen and Ericsson Canda Inc.

        27         Financial Data Schedule



----------------
        * Previously filed.


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



Date: November 22, 2000



                                  EXHIBIT INDEX

       *2.1        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and MicroCell Capital II Inc.

       *2.2        Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Ericsson Canada Inc.

       *10.1       General Co-Operation and Development Agreement, dated as of November 1, 2000, between OZ.COM and Ericsson Radio Systems AB.

       *10.2       Specific Co-Operation and Development Agreement, dated as of November 8, 2000, between Ericsson Canada Inc. and  OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

       *10.3       Value Added License Distribution Agreement, dated as of November 1, 2000, between
                   OZ.COM and Ericsson Radio Systems AB.

       *10.4       General Co-Operation and Development Agreement, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia
                   Company).

       *10.5       Specific Development and Consulting Development, dated as of November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada Company. (fka 3044016 Nova Scotia
                   Company).

       *10.6       Assignment of Right to Sublicense Use of Software, dated as of November 8,
                   2000, between MCE Holding Corporation and OZ.COM Canada Company. (fka 3044016 Nova
                   Scotia Company).

       *10.7       mPresence Agency Agreement, dated as of November 1, 2000, between OZ.COM and
                   Ericsson Radio Systems AB.

       *10.8       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.

       *10.9       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mongensen and Ericsson Canda Inc.

        27         Financial Data Schedule



-----------------
        * Previously filed.