Form 10QSB/A
period 2000-06-30
OZ COM
filed 2001-06-21
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            OZ.COM AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,        JUNE 30,
                                                                                          1999              2000
                                                                                      ------------      ------------
                                                                                                         (unaudited)
                                                                                         As Restated (See Note 7)
ASSETS

Current assets:
    Cash and cash equivalents ..................................................      $ 13,603,592      $  9,122,538
    Trade accounts receivable ..................................................            22,456            17,340
    Trade accounts receivable from shareholder .................................         1,391,816         1,484,317
    Prepaid expenses and other current assets ..................................           406,232           503,770
                                                                                      ------------      ------------
          Total current assets .................................................        15,424,096        11,127,965
Property and equipment, net ....................................................         2,079,531         3,066,957
Other assets ...................................................................           130,510             4,280
                                                                                      ------------      ------------
          Total assets .........................................................      $ 17,634,137      $ 14,199,202
                                                                                      ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Trade accounts payable .....................................................      $    188,305      $    450,858
    Accrued liabilities ........................................................           505,133         1,262,167
    Current portion of deferred revenue ........................................           236,571           236,571
    Current portion of notes payable ...........................................            24,069            23,763
    Current portion of capital lease obligations ...............................             3,384                --
                                                                                      ------------      ------------
          Total current liabilities ............................................           957,462         1,973,359
Notes payable ..................................................................           505,445           488,950
Deferred revenue ...............................................................           236,572           118,286
                                                                                      ------------      ------------
          Total liabilities ....................................................         1,699,479         2,580,595
                                                                                      ------------      ------------

Redeemable convertible preferred stock, $0.01 par value; 10,052,431 shares
 issued and outstanding (liquidation value $10,052,431)  .......................        13,068,160        13,068,160


Commitments and contingencies                                                                   --                --

Shareholders' equity (deficit):
    Convertible preferred stock, $0.01 par value:
      5,685,218 and 5,473,533 shares issued and
       outstanding, respectively, (liquidation value $5,473,533) ...............        5,384,976         5,109,785
    Common stock, $0.01 par value:
      275,000,000 shares authorized:
       68,359,078 and 70,708,448 shares
       issued and outstanding, respectively ....................................           683,591           707,084
    Additional paid in capital .................................................        10,440,238        17,245,536
    Notes receivable from shareholders .........................................          (200,200)         (365,400)
    Deferred compensation ......................................................          (376,668)       (5,957,097)
    Accumulated deficit including accumulated other comprehensive
       income of $56,886 and $196,273, respectively ............................       (13,065,439)      (18,189,461)
                                                                                      ------------      ------------
          Total shareholders' equity ...........................................         2,866,498        (1,449,553)
                                                                                      ------------      ------------
           Total liabilities and shareholders' equity ..........................      $ 17,634,137      $ 14,199,202
                                                                                      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                    FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                       ENDED JUNE 30,
                                                             -------------------------------       -------------------------------
                                                                  1999              2000               1999               2000
                                                             ------------       ------------       ------------       ------------
                                                              (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                                 As Restated (See Note 7)              As Restated (See Note 7)
REVENUE ...............................................      $    911,302       $  1,577,094       $  1,790,110       $  3,339,159
                                                             ------------       ------------       ------------       ------------

OPERATING EXPENSES
    Cost of sales .....................................           966,776          1,329,173          1,712,924          2,302,540
    Sales and marketing ...............................           161,499          1,400,800            422,650          2,046,957
    General and administrative ........................           887,736          1,845,302          1,590,964          3,042,845
    Research and development ..........................           112,707            547,129            192,304            778,988
                                                             ------------       ------------       ------------       ------------
           Total operating expenses ....................        2,128,718          5,122,404          3,918,842          8,171,330
                                                             ------------       ------------       ------------       ------------
           Operating loss .............................        (1,217,416)        (3,545,310)        (2,128,732)        (4,832,171)
                                                             ------------       ------------       ------------       ------------
Interest income .......................................            21,248            102,292             24,862            216,147
Interest expense ......................................           (10,504)           (30,081)           (54,886)           (46,122)
Other income (expense) net ............................           (46,228)          (512,213)           (82,604)          (601,263)
                                                             ------------       ------------       ------------       ------------
           Loss before provision for income taxes .....        (1,252,900)        (3,985,312)        (2,241,360)        (5,263,409)
Income taxes ..........................................                --                 --                 --                 --
                                                             ------------       ------------       ------------       ------------
           Net loss ...................................      $ (1,252,900)      $ (3,985,312)      $ (2,241,360)      $ (5,263,409)
                                                             ============       ============       ============       ============

Net loss per share:
    Basic .............................................      $      (0.02)      $      (0.06)      $      (0.04)      $      (0.08)
                                                             ============       ============       ============       ============
    Diluted ...........................................      $      (0.02)      $      (0.06)      $      (0.04)      $      (0.08)
                                                             ============       ============       ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            OZ.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                 FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                             ---------------------------   ---------------------------
                                                                 1999           2000           1999           2000
                                                             ------------   ------------   ------------   ------------
                                                              (unaudited)   (unaudited)     (unaudited)   (unaudited)
                                                               As Restated (See Note 7)      As Restated (See Note 7)
Cash flows from operating activities:
   Net loss ..............................................   $ (1,252,900)  $ (3,985,312)  $ (2,241,360)  $ (5,263,409)
   Adjustments to reconcile net loss to net
      cash provided (used) in operating activities:
      Depreciation .......................................        107,387        126,295        166,115        253,998
      Noncash charges (credits), net .....................         79,316             --         79,316             --
      Amortization of deferred compensation ..............         13,756        550,775         26,506        581,071
   Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable ...       (872,320)       204,063       (521,503)       (87,384)
      (Increase) decrease in prepaid expenses and
          other assets ...................................        (33,635)       (14,818)       (55,946)        28,692
      Increase (decrease) in trade accounts payable ......       (107,601)       (35,152)      (213,454)       262,553
      Increase (decrease) in accrued liabilities .........        299,948        391,402        334,453        757,036
      Increase (decrease) in deferred revenue ............        499,522        (59,143)       551,522       (118,286)
                                                             ------------   ------------   ------------   ------------
      Net cash used in operating activities .............      (1,266,527)    (2,821,890)    (1,874,351)    (3,585,729)
                                                             ------------   ------------   ------------   ------------

Cash flows from investing activities:
   Purchase of property and equipment ....................       (228,069)      (840,100)      (425,803)    (1,241,426)
                                                             ------------   ------------   ------------   ------------
      Net cash used in investing activities ..............       (228,069)      (840,100)      (425,803)    (1,241,426)
                                                             ------------   ------------   ------------   ------------

Cash flows from financing activities:
   Repayment of bank overdraft ...........................        (32,085)            --       (383,304)            --
   Issuance of warrants...................................             --             --        448,000             --
   Issuance of Series A preferred stock ..................      6,200,000             --      6,200,000             --
   Issuance of common stock ..............................      1,710,000             --      3,510,000             --
   Exercise of employee stock options ....................          7,800         65,200        124,400        226,900
   Payments on notes payable .............................         (6,480)       (12,041)       (29,589)       (16,801)
   Payment of capital lease obligation ...................         (3,886)            --         (7,691)        (3,384)
                                                             ------------   ------------   ------------   ------------
      Net cash provided by financing activities ..........      7,875,349         53,159      9,861,816        206,715
                                                             ------------   ------------   ------------   ------------
Effect of currency exchange rates on cash ................         57,853        108,464        135,684        139,386
                                                             ------------   ------------   ------------   ------------
   Net increase (decrease) in cash .......................      6,438,606     (3,500,367)     7,697,346     (4,481,054)
Cash and cash equivalents at beginning of period .........      1,627,015     12,622,905        368,275     13,603,592
                                                             ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period ...............   $  8,065,621   $  9,122,538   $  8,065,621   $  9,122,538
                                                             ============   ============   ============   ============

Supplemental cash flow information:
   Cash paid for interest ................................   $      1,132   $      6,904   $     16,835   $     13,067
                                                             ============   ============   ============   ============
Supplemental schedule of non-cash investing and
   financing activities:
   Conversion of bonds to common stock ...................   $  1,687,000   $         --   $  2,612,000   $         --
                                                             ============   ============   ============   ============
   Conversion of common stock to preferred stock .........   $         --   $         --   $    372,402   $         --
                                                             ============   ============   ============   ============
   Conversion of preferred stock to common stock .........   $    313,810         62,790   $         --   $    275,191
                                                             ============   ============   ============   ============
   Common stock issued for employee compensation ........    $     79,229              -   $     79,229   $         --
                                                             ============   ============   ============   ============
   Common stock issued for notes .........................   $         --   $         --   $         --   $    188,000
                                                             ============   ============   ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            OZ.COM AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                 ------------------------------   -----------------------------
                                                     1999              2000            1999           2000
                                                 -------------    -------------   -------------   -------------
                                                  (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                     As Restated (See Note 7)        As Restated (See Note 7)
Net loss .....................................   $  (1,252,900)    $ (3,985,312)   $(2,241,360)   $ (5,263,409)

Other comprehensive income:
   Foreign currency translation adjustment ...          57,853          108,465        135,684         139,387
                                                 -------------     ------------    -----------    ------------
Comprehensive loss ...........................   $  (1,195,047)    $ (3,876,847)   $(2,105,676)   $ (5,124,022)
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

2. NET LOSS PER SHARE

Basic net loss per share is computed based upon the weighted average number of common shares outstanding. Diluted net loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three months and six months ended June 30, 1999, included preferred shares, convertible bonds, stock options, and stock warrants. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three months and six months ended June 30, 2000, included preferred shares, stock options, and stock warrants.

The components of basic and diluted loss per share are as follows:

                                             SIX MONTHS ENDED JUNE 30,
                                          ------------------------------
                                              1999               2000
                                          ------------       -----------

Net loss                                  $(2,241,360)       $(5,263,409)
                                          ===========        ===========
Weighted average outstanding shares
  of common stock                          63,983,748         69,694,564

Net loss per share:
     Basic                                $     (0.04)       $     (0.08)
                                          ===========        ===========
     Diluted                              $     (0.04)       $     (0.08)
                                          ===========        ===========

                                           THREE MONTHS ENDED JUNE 30,
                                          ------------------------------
                                              1999               2000
                                          ------------       -----------

Net loss                                  $(1,252,900)       $(3,985,312)

Weighted average outstanding shares
  of common stock                          65,431,578         70,527,170

Net loss per share:
     Basic                                      (0.02)             (0.06)
     Diluted                                    (0.02)             (0.06)

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

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,
                           ------------------------    ------------------------
                              1999          2000          1999         2000
                           ----------    ----------    ----------    ----------

Revenues:
     Development           $  911,302    $1,517,951    $1,790,110    $3,220,873
     License                       --        59,143            --       118,286
                           ----------    ----------    ----------    ----------
         Total revenues    $  911,302    $1,577,094    $1,790,110    $3,339,159
                           ==========    ==========    ==========    ==========

Revenues attributable to geographic regions are based upon the origination of the sales. However, all development services related to revenues for the periods reported below for United States were performed in Europe. Information regarding the Company's revenues in different geographic regions is as follows:

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,
                           ------------------------    ------------------------
                              1999          2000          1999          2000
                           ----------    ----------    ----------    ----------
Revenues:
     Europe                $  211,258    $  129,320    $  351,938    $  230,124
     United States            700,044     1,447,774     1,438,172     3,109,035
                           ----------    ----------    ----------    ----------
         Total revenues    $  911,302    $1,577,094    $1,790,110    $3,339,159
                           ==========    ==========    ==========    ==========

7. RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements for the three and six months ended June 30, 1999 and 2000, the Company's management determined that the fair value of certain warrants issued should have been allocated to additional paid-in capital, certain previously recognized license revenue should have been amortized, and accrued interest expense related to the conversion of bonds payable to common stock in 1999 should have been recognized as additional paid-in capital rather than a reduction in interest expense. As a result, the consolidated financial statements as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 have been restated from amounts previously reported.

A summary of the effects of the restatement as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 is as follows:

                                                    THREE MONTHS ENDED JUNE 30,
                                    ------------------------------------------------------------
                                        1999            1999            2000            2000
                                    ------------    ------------    ------------    ------------
                                     PREVIOUSLY                      PREVIOUSLY
                                      REPORTED        RESTATED        REPORTED        RESTATED
                                    ------------    ------------    ------------    ------------
Revenues..........................  $  1,454,282    $    911,302    $  1,560,931    $  1,577,094
Operating loss....................      (674,436)     (1,217,416)     (3,561,473)     (3,545,310)
Interest expense..................        76,496         (10,504)            N/A             N/A
Loss before provision for income
  taxes...........................      (622,920)     (1,252,900)     (4,001,475)     (3,985,312)
Net loss..........................      (622,920)     (1,252,900)     (4,001,475)     (3,985,312)

Net loss per share:
  Basic...........................  $      (0.01)   $      (0.02)   $      (0.06)   $      (0.06)
  Diluted.........................  $      (0.01)   $      (0.02)   $      (0.06)   $      (0.06)

                                                     SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------------------------------
                                        1999            1999            2000            2000
                                    ------------    ------------    ------------    ------------
                                     PREVIOUSLY                      PREVIOUSLY
                                      REPORTED        RESTATED        REPORTED        RESTATED
                                    ------------    ------------    ------------    ------------
Revenues..........................  $  2,360,310    $  1,790,110    $  3,306,833    $  3,339,159
Operating loss....................    (1,558,532)     (2,128,732)     (4,864,497)     (4,832,171)
Interest expense..................        57,114         (54,866)            N/A             N/A
Loss before provision for income
  taxes...........................    (1,559,160)     (2,241,360)     (5,295,735)     (5,263,409)
Net loss..........................    (1,559,160)     (2,241,360)     (5,295,735)     (5,263,409)

Net loss per share:
  Basic...........................  $      (0.02)   $      (0.04)   $      (0.08)   $      (0.08)
  Diluted.........................  $      (0.02)   $      (0.04)   $      (0.08)   $      (0.08)

                                         DECEMBER 31, 1999                 JUNE 30, 2000
                                    ----------------------------    ----------------------------
                                     PREVIOUSLY                      PREVIOUSLY
                                      REPORTED        RESTATED        REPORTED        RESTATED
                                    ------------    ------------    ------------    ------------
Current portion of deferred
  revenue.........................  $    171,920    $    236,571    $    171,920    $    236,571
Total current liabilities.........       892,811         957,462       1,908,708       1,973,359
Deferred revenue..................       171,920         236,572          85,960         118,286
Total liabilities.................     1,570,176       1,699,479       2,483,618       2,580,595
Additional paid-in capital........     9,880,238      10,440,238      16,685,536      17,245,536
Accumulated deficit including
  accumulated other comprehensive
  income..........................   (12,376,136)    (13,065,439)    (17,532,484)    (18,189,461)
Shareholders' equity (deficit)....     2,995,801       2,866,498      (1,352,576)     (1,449,553)

        Ericsson was our only significant customer during the three- and six-month periods ended June 30, 1999 and June 30, 2000. Revenues attributable to Ericsson comprised 99.7% and 100% of total revenues for the three-month periods ended June 30, 1999 and June 30, 2000, respectively. Revenues attributable to Ericsson comprised 94% and 97% of total revenues for the six-month periods ended June 30, 1999 and June 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations is as of August 18, 2000. Readers should review our subsequent filings with the Securities and Exchange Commission for more current discussions and analyses of our financial condition and results of operations.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could," "potential," "continues," "predicts" and similar expressions or the negative of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our registration statement on Form 10-SB and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of August 18, 2000. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Restatement

        Subsequent to the issuance of the Company's consolidated financial statements for the three and six months ended June 30, 1999 and 2000, the Company's management determined that the fair value of certain warrants issued should have been allocated to additional paid-in capital, certain previously recognized license revenue should have been amortized, and accrued interest expense related to the conversion of bonds payable to common stock in 1999 should have been recognized as additional paid-in capital rather than a reduction in interest expense. As a result, the consolidated financial statements as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 have been restated from amounts previously reported.

Overview

        Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional (""3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates ("Ericsson") to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $4.5 million in fiscal 1999 and $3.2 million for the six months ended June 30, 2000. We first recognized license revenues in September 1999, and generated license revenues of approximately $0.1 million in fiscal 1999 and $0.1 million for the six months ended June 30, 2000.

        We incurred net losses of approximately $5.3 million for the six months ended June 30, 2000 and $4.8 million, $1.8 million and $2.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. As of June 30, 2000, we had an accumulated deficit, including other comprehensive income, of approximately $18.2 million. We are currently operating at a deficit and expect to continue operating at a deficit and to increase the deficit over at least the next twelve months as we incur increasing levels of expense to support growth. We believe that our historical operating results are not indicative of future performance for the following reasons, among others:

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

         Our business strategy also relies to a significant extent on the widespread propagation of the iPulse(TM) communications platform through our relationships with network operators, Internet business and Ericsson, one of the leading wireless telephone manufacturers. iPulse(TM) is available to network operators directly from Ericsson or from us. We receive 15% royalties of gross worldwide iPulse(TM) sales by Ericsson as a result of the specific co-operation and development agreement we entered into with Ericsson in February 1999. We license iPulse(TM) as a component of our mPresence(TM) services to network operators and Internet businesses. In the event that we license iPulse(TM) to a network operator or Internet business, we must pay a royalty to Ericsson.

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

License Revenues

         License revenues increased from zero for the three months ended
June 30, 1999 to $0.06 million for the three months ended June 30, 2000, and increased from zero for the six months ended June 30, 1999 to $0.12 million for the six months ended June 30, 2000. The increase in license revenues was primarily due to the timing of recognition of revenues associated with the licensing of our core technology to Ericsson in connection with the development of iPulse(TM). We expect that we will soon begin receiving revenue sharing fees from Ericsson's license of iPulse(TM) to network operators and beginning in 2001 from licensing our mPresence(TM) suite of applications directly to network operators and indirectly through value-added resellers.

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

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased from $0.2 million, or 17.7% of total revenues, for the three months ended June 30, 1999, to $1.4 million, or 88.8% of total revenues, for the three months ended June 30, 2000. Sales and marketing expenses increased from $0.4 million, or 23.6% of total revenues, for the six months ended June 30, 1999, to $2.1 million, or 61.3% of total revenues, for the six months ended June 30, 2000. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas.

General and Administrative Expenses

         General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation and other general corporate expenses. General and administrative expenses, excluding stock-based compensation, increased from $0.8 million, or 95.9% of total revenues, for the three months ended June 30, 1999, to $1.3 million, or 82.0% of total revenues, for the three months ended June 30, 2000. General and administrative expenses, excluding stock based compensation, increased from $1.6 million, or 87.4% of total revenues, for the six months ended June 30, 1999, to $2.5 million, or 73.7% of total revenues, for the six months ended June 30, 2000. These increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our filing of our registration statement on Form 10-SB and our resulting operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity.

Research and Development Expenses

         Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $0.1 million, or 12.4% of total revenues, for the three months ended June 30, 1999, to $0.5 million, or 34.7% of total revenues, for the three months ended June 30, 2000. Research and development expenses increased from $0.2 million, or 10.7% of total revenues, for the six months ended June 30, 1999, to $0.8 million, or 23.3% of total revenues, for the six months ended June 30, 2000. These increases were attributable primarily to the addition of personnel in our research and development organization associated with product development. Until recently, almost all of our research and development personnel have been dedicated to development service projects, primarily the co-development of iPulse(TM) with Ericsson. In the six months ended June 30, 2000 we have nearly doubled the number of research and development personnel and we have initiated the development of mPresence(TM) products. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. In particular, we anticipate that research and development expenses will increase significantly due to product development efforts for the mPresence(TM) service and the addition of research and development personnel.

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

Interest Income (Expense), net

         Interest income, net increased from a net gain of $10,744 for the three months ended June 30, 1999 to a net gain of $72,211 for the three months ended June 30, 2000. Interest income, net increased from a net expense of $30,024 for the six months ended June 30, 1999 to a net gain of $170,025 for the six months ended June 30, 2000. The increase is primarily the result of an increase in cash holdings as a result of capital investments by Ericsson during the second and fourth quarters of 1999 in the aggregate amount of $13,068,160.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

6. Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

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

Date: June 19, 2001