Form 10QSB/A
period 2000-09-30
OZ COM
filed 2001-06-21
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 2

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

               Consolidated Balance Sheets at September 30, 2000 (unaudited)
               and December 31, 1999                                              3

               Consolidated Statements of Operations (unaudited) for the
               three and nine month periods ended September 30, 2000 and 1999     4

               Consolidated Statements of Cash Flows (unaudited) for the
               three and nine month periods ended September 30, 2000 and 1999     5

               Consolidated Statements of Comprehensive Income (unaudited) for the three and nine month periods ended September 30, 2000 and
               1999                                                               6

               Notes to Consolidated Financial Statements                         7

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                               13

PART II.  OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                                 21

    ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         21

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   22

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

    ITEM 5.    OTHER INFORMATION                                                 22

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  22

SIGNATURES                                                                       22

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

                             OZ.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         December 31,    September 30,
                                                         ------------    -------------
                                                             1999            2000
                                                         ------------    ------------
                                                                          (unaudited)
                                                          As Restated (See Note 10)
Assets
Current assets:
    Cash and cash equivalents                            $ 13,603,592    $  5,046,108
    Trade accounts receivable                                  22,456          96,793
    Trade accounts receivable from shareholder              1,391,816       1,260,349
    Prepaid expenses and other current assets                 406,232         705,439
                                                         ------------    ------------
        Total current assets                               15,424,096       7,108,689
Property and equipment, net                                 2,079,531       3,627,610
Other assets                                                  130,510          33,742
                                                         ------------    ------------
        Total assets                                     $ 17,634,137    $ 10,770,041
                                                         ============    ============

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Trade accounts payable                               $    188,305    $    697,706
    Accrued liabilities                                       505,133       1,166,458
    Current portion of deferred revenue                       236,571         236,571
    Current portion of notes payable                           24,069          22,231
    Current portion of capital lease obligations                3,384              --
                                                         ------------    ------------
        Total current liabilities                             957,462       2,122,966

Notes payable                                                 505,445         450,586
Deferred revenue                                              236,572          59,143
                                                         ------------    ------------
        Total liabilities                                   1,699,479       2,632,695
                                                         ------------    ------------

Commitments and contingencies

Minority interest                                                  --           1,952

Redeemable convertible preferred stock, $0.01 par value:
    10,052,431 shares issued and outstanding
    (liquidation value $10,052,431)                        13,068,160      13,068,160

Shareholders' equity (deficit):
    Convertible preferred stock, $0.01 par value:
      5,685,218 and 5,473,533 shares issued and
      outstanding, respectively, (liquidation
      value $5,473,533)                                     5,384,976       5,109,786
    Common stock, $0.01 par value:
      275,000,000 shares authorized:
       68,359,078 and 70,984,865 shares
       issued and outstanding, respectively                   683,591         709,849
    Additional paid in capital                             10,440,238      17,086,412
    Notes receivable from shareholders                       (200,200)       (357,500)
    Deferred compensation                                    (376,668)     (5,295,624)
    Accumulated deficit including accumulated
      other comprehensive income of $56,886 and
      $674,682 respectively                               (13,065,439)    (22,185,689)
                                                         ------------    ------------
          Total shareholders' equity (deficit)              2,866,498      (4,932,766)
                                                         ------------    ------------
           Total liabilities and
              shareholders' equity (deficit)             $ 17,634,137    $ 10,770,041
                                                         ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                          -----------------------------       -----------------------------
                                               1999             2000              1999              2000
                                          -----------       -----------       -----------       -----------
                                            As Restated (See Note 10)           As Restated (See Note 10)

REVENUES
    Development services                     $933,622        $1,798,324        $2,684,303        $5,019,197
    Internet based services                        --           105,941                --           105,941
    License Fees                               19,714            59,143            59,143           177,429
                                          -----------       -----------       -----------       -----------
        Total Revenues                        953,336         1,963,408         2,743,446         5,302,567

COST OF SALES
    Development services                      782,000           831,958         2,494,924         2,770,087
    Internet based services                        --           251,176                --           615,587
                                          -----------       -----------       -----------       -----------
        Total cost of revenues                782,000         1,083,134         2,494,924         3,385,674
                                          -----------       -----------       -----------       -----------

GROSS PROFIT                                  171,336           880,274           248,522         1,916,893

OPERATING EXPENSES
    Sales and marketing                       348,419           934,652           771,069         2,981,609
    General and administrative                517,459         2,917,879         2,108,423         5,960,724
    Research and development                   88,649           834,113           280,953         1,613,101
                                          -----------       -----------       -----------       -----------
          Total operating expenses            954,527         4,686,644         3,160,445        10,555,434
                                          -----------       -----------       -----------       -----------
           Operating loss                    (783,191)       (3,806,370)       (2,911,923)       (8,638,541)
                                          -----------       -----------       -----------       -----------
Interest income                               132,525            94,222           157,387           310,369
Interest expense                              (18,059)          (15,022)          (72,945)          (61,144)
Other income (expense) net                    280,323          (761,862)          197,719        (1,363,125)
Minority interest in subsidiary                    --            14,215                --            14,215
                                          -----------       -----------       -----------       -----------
           Loss before provision
             for income taxes                (388,402)       (4,474,817)       (2,629,762)       (9,738,226)
Income taxes                                       --                --                --                --
                                          -----------       -----------       -----------       -----------
           Net loss                       $  (388,402)      $(4,474,817)      $(2,629,762)      $(9,738,226)
                                          ===========       ===========       ===========       ===========

Loss per share:
    Basic                                 $     (0.01)      $     (0.06)      $     (0.04)      $    (0.14)
                                          ===========       ===========       ===========       ===========
    Diluted                               $     (0.01)      $     (0.06)      $     (0.04)      $    (0.14)
                                          ===========       ===========       ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    1999             2000            1999              2000
                                                                ------------     ------------     ------------     ------------
                                                                 (UNAUDITED)      (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
                                                                   As Restated (See Note 10)        As Restated (See Note 10)
Cash flows from operating activities:
   Net loss                                                     $   (388,402)    $ (4,474,817)    $ (2,629,762)    $ (9,738,226)
   Adjustments to reconcile net loss to net
      cash provided (used) in operating activities:
      Depreciation                                                   108,012          195,700          274,127          449,698
      Noncash charges (credits), net                                     (87)          (8,548)          79,229           (8,548)
      Amortization of deferred compensation                           16,794          477,473           43,300        1,058,544
   Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable               562,297          144,514           40,794           57,130
      (Increase) decrease in prepaid expenses and other assets       (37,915)        (231,131)         (93,861)        (202,439)
       Increase (decrease) in trade accounts payable                 (90,176)         246,848         (303,630)         509,401
       Increase (decrease) in accrued liabilities                     (7,825)         (95,711)         326,628          661,325
       Increase (decrease) in deferred revenue                       (19,236)         (59,143)         532,286         (177,429)
                                                                ------------     ------------     ------------     ------------
       Net cash used in operating activities                         143,462       (3,804,815)      (1,730,889)      (7,390,544)
                                                                ------------     ------------     ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                               (229,476)        (756,351)        (655,279)      (1,997,777)
                                                                ------------     ------------     ------------     ------------
      Net cash used in investing activities                         (229,476)        (756,351)        (655,279)      (1,997,777)
                                                                ------------     ------------     ------------     ------------

Cash flows from financing activities:
   Repayment of  bank overdraft                                           --               --         (383,304)              --
   Issuance of warrants                                                   --               ---         448,000               --
   Issuance of Series A preferred stock                                   --               --        6,200,000               --
   Issuance of common stock                                               --               --        3,510,000               --
   Exercise of employee stock options                                  9,000           37,042          133,400          263,942
   Issuance of common stock in subsidiary to minority
      shareholders                                                        --            9,000               --            9,000
   Payments on notes payable                                          26,511          (39,896)          (3,078)         (56,697)
   Payment of capital lease obligation                                (3,969)              --          (11,660)          (3,384)
                                                                ------------     ------------     ------------     ------------
      Net cash provided by financing activities                       31,542            6,146        9,893,358          212,861
                                                                ------------     ------------     ------------     ------------
Effect of currency exchange rates on cash                            (76,191)         478,590           59,493          617,976
                                                                ------------     ------------     ------------     ------------
   Net increase (decrease) in cash                                  (130,663)      (4,076,430)       7,566,683       (8,557,484)
Cash and cash equivalents at beginning of period                   8,065,621        9,122,538          368,275       13,603,592
                                                                ------------     ------------     ------------     ------------
Cash and cash equvialents at end of period                      $  7,934,958     $  5,046,108     $  7,934,958     $  5,046,108
                                                                ============     ============     ============     ============

Supplemental cash flow information:
   Cash paid for interest                                       $     10,134     $      8,406     $     26,969     $     21,473
                                                                ============     ============     ============     ============
Supplemental schedule of non-cash investing and
  financing activities:
    Conversion of bonds to common stock                         $         --     $         --     $  2,612,000     $         --
                                                                ============     ============     ============     ============
    Conversion of common stock to preferred stock               $         --     $         --     $    372,402     $         --
                                                                ============     ============     ============     ============
    Conversion of preferred stock to common stock               $         --     $    212,401     $         --     $    275,191
                                                                ============     ============     ============     ============
    Common stock issued for employee compensation               $         --     $         --     $     79,229     $         --
                                                                ============     ============     ============     ============
    Common stock issued for notes                               $         --     $      1,500     $      4,000     $    189,500
                                                                ============     ============     ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                 ------------------------------      ------------------------------
                                     1999              2000              1999             2000
                                 ------------      ------------      ------------      ------------
                                   As Restated (See Note 10)           As Restated (See Note 10)
Net loss                         $  (388,402)      $(4,474,817)      $(2,629,762)      $(9,738,226)

Other comprehensive
income:
  Foreign currency transla-
  tion adjustment                    (76,191)          478,589            59,493           617,976
                                 ------------      ------------      ------------      ------------
Comprehensive loss               $  (464,593)      $(3,996,228)      $(2,570,269)      $(9,120,250)
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

        The Company also has software license revenue which consists of software technology licensed to Ericsson. License revenue is amortized over the life of the license agreement upon delivery and acceptance of the software license.

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

        Deferred revenue is primarily comprised of software license fees received in advance of satisfying revenue recognition criteria related to our development agreements with Ericsson. Deferred revenue is recognized over the life of these agreements upon delivery and acceptance of the software license.

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

3. NET LOSS PER SHARE

        Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation equivalent to 22.4 million shares during the three and nine months ended September 30, 1999, included preferred shares, convertible bonds, stock options and stock warrants. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three and nine months ended September 30, 2000, included preferred shares, stock options and stock warrants equivalent to 39.1 million shares.

        The components of basic and diluted net loss per share are as follows:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------
                                            1999                      2000
                                         ------------             ------------
Net loss                                 $ (2,629,762)            $ (9,738,226)

Weighted average outstanding shares of
  common stock                             65,339,243               70,078,537

Net loss per share:
    Basic                                $      (0.04)            $      (0.14)
    Diluted                              $      (0.04)            $      (0.14)

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------
                                            1999                      2000
                                         ------------             ------------
Net loss                                 $  (388,402)              $ (4,474,817)

Weighted average outstanding shares of
  common stock                            68,050,235                 70,846,486

Net loss per share:
    Basic                                $     (0.01)              $      (0.06)
    Diluted                              $     (0.01)              $      (0.06)

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

                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                   SEPTEMBER 30,                  SEPTEMBER 30,
                            --------------------------      --------------------------
                               1999            2000            1999            2000
                            ----------      ----------      ----------      ----------
Revenues:
    Development             $  933,622      $1,798,324      $2,684,303      $5,019,197
    Services                        --         105,941              --         105,941
    License                     19,714          59,143          59,143         177,429
                            ----------      ----------      ----------      ----------
        Total revenues      $  953,336      $1,963,408      $2,743,446      $5,302,567
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

                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                   SEPTEMBER 30,                   SEPTEMBER 30,
                            --------------------------      --------------------------
                               1999            2000            1999            2000
                            ----------      ----------      ----------      ----------
Revenues:
    Europe                  $  140,753      $  210,619      $  492,691      $  526,702
    North America              812,583       1,752,789       2,250,755       4,775,865
                            ----------      ----------      ----------      ----------
        Total revenues      $  953,336      $1,963,408      $2,743,446      $5,302,567
                            ==========      ==========      ==========      ==========

        Ericsson Telecom and/or its affiliates ("Ericsson") was the Company's only significant customer during the three- and nine-month periods ended September 30, 1999 and September 30, 2000. Revenues attributable to Ericsson comprised 92.3% and 94.3% of the total revenues for the three-month periods ended September 30, 1999 and September 30, 2000, respectively. Revenues attributable to Ericsson comprised 93.3% and 96.1% of the total revenues for the nine-month periods ended September 30, 1999 and September 30, 2000, respectively.

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

10. RESTATEMENT

        Subsequent to the issuance of the Company's consolidated financial statements for the three and nine months ended September 30, 1999 and 2000, the Company's management determined that the fair value of certain warrants issued should have been allocated to additional paid-in capital, certain previously recognized license revenue should have been amortized, and accrued interest expense related to the conversion of bonds payable to common stock in 1999 should have been recognized as additional paid-in capital rather than a reduction in interest expense. As a result, the consolidated financial statements as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have been restated from amounts previously reported.

A summary of the effects of the restatement as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 is as follows:

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------
                                        1999            1999            2000            2000
                                    ------------    ------------    ------------    ------------
                                     PREVIOUSLY                      PREVIOUSLY
                                      REPORTED        RESTATED        REPORTED        RESTATED
                                    ------------    ------------    ------------    ------------
Revenues..........................  $    976,602    $    953,336    $  1,947,245    $  1,963,408
Gross profit......................       194,602         171,336         864,111         880,274
Operating loss....................      (759,925)       (783,191)     (3,822,533)     (3,806,370)
Loss before provision for income
  taxes...........................      (365,136)       (388,402)     (4,490,980)     (4,474,817)
Net loss..........................      (365,136)       (388,402)     (4,490,980)     (4,474,817)

Net loss per share:
  Basic...........................  $      (0.01)   $      (0.01)   $      (0.06)   $      (0.06)
  Diluted.........................  $      (0.01)   $      (0.01)   $      (0.06)   $      (0.06)

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------
                                        1999            1999            2000            2000
                                    ------------    ------------    ------------    ------------
                                     PREVIOUSLY                      PREVIOUSLY
                                      REPORTED        RESTATED        REPORTED        RESTATED
                                    ------------    ------------    ------------    ------------
Revenues..........................  $  3,336,912    $  2,743,446    $  5,254,078    $  5,302,567
Gross profit......................       841,988         248,522       1,868,404       1,916,893
Operating loss....................    (2,318,457)     (2,911,923)     (8,687,030)     (8,638,541)
Interest expense..................        39,055         (72,945)            N/A             N/A
Loss before provision for income
  taxes...........................    (1,924,296)     (2,629,762)     (9,786,715)     (9,738,226)
Net loss..........................    (1,924,296)     (2,629,762)     (9,786,715)     (9,738,226)

Net loss per share:
  Basic...........................  $      (0.03)   $      (0.04)   $      (0.14)   $      (0.14)
  Diluted.........................  $      (0.03)   $      (0.04)   $      (0.14)   $      (0.14)

                                         DECEMBER 31, 1999               SEPTEMBER 30, 2000
                                    ----------------------------    ----------------------------
                                     PREVIOUSLY                      PREVIOUSLY
                                      REPORTED        RESTATED        REPORTED        RESTATED
                                    ------------    ------------    ------------    ------------
Current portion of deferred
  revenue.........................  $    171,920    $    236,571    $    171,920    $    236,571
Total current liabilities.........       892,811         957,462       2,058,315       2,122,966
Deferred revenue..................       171,920         236,572          42,980          59,143
Total liabilities.................     1,570,176       1,699,479       2,551,881       2,632,695
Additional paid-in capital........     9,880,238      10,440,238      16,526,412      17,086,412
Accumulated deficit including
  accumulated other comprehensive
  income..........................   (12,376,136)    (13,065,439)    (21,544,875)    (22,185,689)
Shareholders' equity (deficit)....     2,995,801       2,866,498      (4,851,952)     (4,932,766)

11. Subsequent Events

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

        The acquisition was structured as a stock-for-stock exchange in which the Company issued an aggregate of 16,475,131 shares of its common stock to Microcell and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $18.4 million. We have accounted for the acquisition using the purchase method of accounting. MCE Holding Corporation and 3044016 Nova Scotia Company had no operations prior to the acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired amounted to approximately $16.4 million, with $15.5 million attributed to goodwill and $0.9 million attributable to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. The Company will amortize the goodwill on a straight-line basis over an estimated useful life of 5 years and the other intangible assets on a straight-line basis over an estimated useful life of 3.5 years.

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

        Pursuant to the mPresence(TM) Agency Agreement concluded with Ericsson on November 1, 2000, the Company granted Ericsson a nonexclusive right to promote mPresence(TM) services. In the absence of a contrary agreement with respect to any particular customer, the Company will pay to Ericsson 5% of the net sales price of any sales occurring as a result of a referral Ericsson may make and 15% of the net sales price if Ericsson concludes the sale as an agent. The agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

        Pursuant to an iPulse(TM) Agency Agreement also concluded with Ericsson on November 1, 2000, the Company obtained a nonexclusive right to promote the iPulse(TM) software product. In the absence of a contrary agreement with respect to any particular customer, the Company is entitled to receive a percentage of the net sales price of any sales made by Ericsson as a result of a referral. The Company may receive a larger percentage of the net sales price if the Company concludes the sale as an agent. Any payments made to the Company under the iPulse(TM) Agency Agreement will be in addition to the 15% revenue sharing payment under the GCDA. The iPulse(TM) Agency Agreement has a two-year term and will automatically be renewed for an indefinite period unless earlier terminated in accordance with its provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operation is as of November 14, 2000. Readers should review our subsequent filings with the Securities and Exchange Commission for more current discussions and analyses of our financial condition and results of operations.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could," "potential," "continues," "predicts" and similar expressions and the negatives of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Registration Statement on Form 10-SB and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of November 14, 2000. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Restatement

        Subsequent to the issuance of the Company's consolidated financial statements for the three and nine months ended September 30, 1999 and 2000, the Company's management determined that the fair value of certain warrants issued should have been allocated to additional paid-in capital, certain previously recognized license revenue should have been amortized, and accrued interest expense related to the conversion of bonds payable to common stock in 1999, should have been recognized as additional paid-in capital rather than a reduction in interest expense. As a result, the consolidated financial statements as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have been restated from amounts previously reported.

Overview

        Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional ("3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates ("Ericsson") to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $3.9 million in fiscal 1999 and $5.0 million for the nine months ended September 30, 2000. We first recognized license revenues in September 1999, and generated license revenues of approximately $.02 in fiscal 1999 and $0.18 million for the nine months ended September 30, 2000.

        We incurred net losses of approximately $9.7 million for the nine months ended September 30, 2000 and $4.8 million, $1.8 million and $2.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. As of September 30, 2000, we had an accumulated deficit of approximately $21.5 million. We are currently operating at a deficit and expect to continue operating at a deficit over at least the next twelve months as we incur increasing levels of expense to support growth. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

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

        Ericsson has entered into an agency agreement with respect to our Internet based services. Ericsson's commission is based upon the net amount of payments (after deduction of taxes, hosting expenses, third-party licensing costs, insurance and similar costs) actually received by us under a licensing contract for mPresence(TM) services concluded through our acceptance of orders procured by Ericsson. The commission rate and the method of calculation and payment will be agreed upon by Ericsson and us from time to time. In the absence of an agreement, the rate will be 15% of the net amount of payment. If Ericsson does not conclude in the sale as an agent but introduces the customer to us, Ericsson is entitled to a finder's fee equal to 5% of the net amount of payment. The agency agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.


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

Licensing Revenues

        Licensing revenues increased from $0.02 million for the three months ended September 30, 1999 to $0.06 million for the three months ended September 30, 2000, and increased from $0.02 million for the nine months ended September 30, 1999 to $0.18 million for the nine months ended September 30, 2000. The increase in licensing revenues was primarily due to the timing of recognition of revenues associated with the licensing of our core technology to Ericsson in connection with the development of iPulse(TM). As described above, we are entitled under our new arrangements with Ericsson to receive revenue sharing fees from Ericsson's license or sale of iPulse(TM) to network operators. We also expect to receive revenues from licensing our mPresence(TM) suite of applications to network operators and Internet businesses. We expect our mPresence(TM) licensing revenues to be based on a revenue-sharing model whenever possible. When revenue sharing is not possible or, in our opinion, advisable, we will consider alternative pricing models, including upfront or incremental royalties per application per unit of time. We cannot be certain, however, that revenues will be generated from mPresence(TM) licensing.

Cost of  Revenues - Development Services

        Cost of revenues - development services consists of compensation and independent consultant costs for personnel engaged in our developing services operations and related overhead. Cost of development services revenues increased from $0.78 million for the three months ended September 30, 1999 to $0.83 million for the three months ended September 30, 2000, and increased from $2.5 million for the nine months ended September 30, 1999 to $2.8 million for the nine months ended September 30, 2000. As a percentage of development services revenues, cost of revenues - development services for the three months ended September 30, 1999 and 2000 was 83.8% and 46.3%, respectively. Cost of revenues
- development services as a percentage of related revenues for the nine months ended September 30, 1999 and 2000 was 92.9% and 55.2% respectively. The increase in margins reflects a higher mix of development services performed on a time and materials basis during the three-and nine-month periods ended September 30, 2000. Gross profit on development services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the development assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of development services revenues will increase slightly in absolute dollars but decrease as a percentage of sales as we continue to invest in the growth of our consulting services and licensing operations.

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

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased from $0.3 million, or 36.5% of revenues, for the three months ended September 30, 1999, to $0.9 million, or 47.6% of revenues, for the three months ended September 30, 2000. Sales and marketing expenses increased from $0.8 million, or 28.1% of revenues, for the nine months ended September 30, 1999, to 3.0 million, or 56.2% of revenues, for the nine months ended September 30, 2000. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our expenditures in these areas.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock based compensation and other general corporate expenses. General and administrative expenses increased 463.9% from $0.5 million or 54.3% of revenues, for the three months ended September 30, 1999, to $2.9 million, or 148.6% of revenues, for the three months ended September 30, 2000. General and administrative expenses increased 182.7% from $2.1 million, or 76.9% of revenues, for the nine months ended September 30, 1999, to $6.0 million, or 112.4% of revenues, for the nine months ended September 30, 2000. These increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with the filing of our Registration Statement on Form 10-SB and the resulting operation as a public company, increases in amortization of stock based compensation and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

Research and Development Expenses

        Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $0.09 million, or 9.3% of revenues, for the three months ended September 30, 1999, to $0.8 million, or 42.5% of revenues, for the three months ended September 30, 2000. Research and development expenses increased from $0.3 million, or 10.2% of revenues, for the nine months ended September 30, 1999, to $1.6 million, or 30.4% of revenues, for the nine months ended September 30, 2000. These increases were attributable primarily to the addition of personnel in our research and development organization associated with product development. Until recently almost all of our research and development personnel have been dedicated to development service projects, primarily the co-development of iPulse(TM) with Ericsson. In the nine months ended September 30, 2000 we have more than doubled the number of research and development personnel and we have initiated the development of mPresence(TM) products. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. In particular, we anticipate that research and development expenses will increase significantly due to product development efforts for the mPresence(TM) service although we will try to control these expenses by performing development work only in response to specific customer demand.

Interest Income (Expense), Net

        Interest income, net decreased from a net gain of $0.11 million for the three months ended September 30, 1999 to a net gain of $0.8 million for the three months ended September 30, 2000. Interest income, net increased from a net gain of $0.08 million for the nine months ended September 30, 1999 to a net gain of $0.25 million for the nine months ended September 30, 2000. The differences are a result of the timing of Ericsson's investments during 1999 and the decrease in cash reserves as we continued to operate at a loss throughout the first three quarters of 2000.

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

Income Taxes

        At December 31, 1998 and 1999 the Company had deferred tax assets of $3.7 million and $4.7 million respectively. Due to the uncertain nature of the ultimate realization, the Company has recorded a valuation allowance against deferred tax assets. At December 31, 1999 the Company had net operating loss carryforwards of approximately $12.4 million, $5.9 million and $0.1 million for federal, state and Icelandic income tax purposes, respectively. These carryforwards will expire from year 2001 through 2013.

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

        The Acquisition was structured as a stock-for-stock exchange in which we issued an aggregate of 16,475,131 shares of our common stock to Microcell Capital and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $18.4 million. We have accounted for the acquisition using the purchase method of accounting. MCE Holding Corporation and 3044016 Nova Scotia Company had no operations prior to the acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired amounted to approximately $16.4 million, with $15.5 million attributed to goodwill and $0.9 million attributable to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. We will amortize the goodwill on a straight-line basis over an estimated useful life of 5 years and the other intangible assets on a straight-line basis over an estimated useful life of 3.5 years.

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

       *10.7       mPresence Agency Agreement, dated as of November 1, 2000, between OZ.COM and
                   Ericsson Radio Systems AB.

       *10.8       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.

       *10.9       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mongensen and Ericsson Canda Inc.

        27         Financial Data Schedule

-------------
* Previously filed and incorporated by reference herein.

    (b) Reports on Form 8-K

        None

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OZ.COM



                                             By: /s/ ROBERT G. QUINN
                                             ------------------------
                                             Robert G. Quinn
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


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

       *10.7       mPresence Agency Agreement, dated as of November 1, 2000, between OZ.COM and
                   Ericsson Radio Systems AB.

       *10.8       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.

       *10.9       Shareholder Agreement, dated as of November 8, 2000 among OZ.COM, Gudjon Mar
                   Gudjonsson, Skuli Mongensen and Ericsson Canda Inc.

        27         Financial Data Schedule

------------
* Previously filed and incorporated by reference herein.