Form 10KSB
period 2000-12-31
OZ COM
filed 2001-06-21
CIK 1112509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 000-30701

                                     OZ.COM
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 CALIFORNIA                                     95-4560875
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

     SNORRABRAUT 54, REYKJAVIK, ICELAND                           IS-105
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

             011 (354) 535-0000
         (ISSUER'S TELEPHONE NUMBER)

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: COMMON STOCK

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the fiscal year ended December 31, 2000 were $8,303,885.

     The aggregate market value of the common stock held by non-affiliates of Registrant as of March 31, 2001 was $9,782,209.

     As of March 31, 2001 89,779,596 shares of Registrant's common stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NOTE ON FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB ("Annual Report") contains various forward-looking statements with respect to our financial condition, results of operations and business. The words "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "potential," "continue," "estimate," "predict," and "plan" and similar expressions or the negative of such expressions, identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties and a number of factors could cause actual results to differ materially from those projected or implied in such forward-looking statements. These factors include, but are not limited to, the risk factors disclosed in this Annual Report.

     Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. Due to such uncertainties and risks, you should not place undue reliance on such forward-looking statements that speak only as of the date of this Annual Report. We do not undertake to publicly update, review or revise any forward-looking statements to reflect any change in our expectations with regard thereto or to reflect events or circumstances occurring after the date hereof.

                                  RESTATEMENT

     Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 1999, our management determined that the fair value of certain warrants should have been allocated to additional paid-in capital, certain previously recognized license revenue should have been amortized, and accrued interest expense related to the conversion of bonds payable to common stock should have been recognized as additional paid in capital rather than a reduction in interest expense. As a result, the consolidated financial statements for the year ended December 31, 1999 have been restated from amounts previously reported.

     The effects of the restatement for the year ended December 31, 1999 are presented in note 16 of the notes to the consolidated financial statements and have been reflected herein.

     In addition to the restatements reflected herein, we have also restated our previously issued consolidated financial statements for the three months ended March 31, 1999 and 2000, the six months ended June 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000. See our Registration Statement on Form 10-SB/A for the financial statements for the three months ended March 31, 1999 and 2000 and our Quarterly Reports on Form 10-QSB/A for the periods ended June 30, 2000 and September 30, 2000 for the financial statements for the three and six months ended June 30, 2000 and the three and nine months ended September 30, 2000.

                                     OZ.COM

                                2000 FORM 10-KSB

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Facilities..................................................   25
Item 3.   Legal Proceedings...........................................   25
Item 4.   Submission of Matters to a Vote of Security Holders.........   25

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related              26
          Shareholder Matters.........................................
Item 6.   Management's Discussion and Analysis or Plan of Operation...   26
Item 7.   Financial Statements and Supplementary Data.................   36
Item 8.   Changes in and Disagreements with Accountants on Accounting    58
          and Financial Disclosure....................................

                                  PART III
Item 9.   Directors, Executive Officers, Promoters and Certain           58
          Persons.....................................................
Item 10.  Executive Compensation......................................   61
Item 11.  Security Ownership of Certain Beneficial Owners and            65
          Management..................................................
Item 12.  Certain Relationships and Related Transactions..............   67
Item 13.  Exhibits, Lists and Reports on Form 8-K.....................   72

                                     PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

     OZ.COM was incorporated in the state of California in 1995. We are a developer and business-to-business vendor of software and services that enable the delivery of certain Internet-based services over wireless telecommunications networks. Our software and services enable wireless network operators and Internet businesses to provide Internet-based services to their wireless subscribers and to offer these services across a spectrum of Internet-access devices. See "Our Products and Services" below for further discussion of our value-added services.

INDUSTRY BACKGROUND

GROWTH OF INTERNET BUSINESSES

     The increased use of the Internet, intranets and extranets has fostered the growth of a variety of Internet businesses, such as Internet service providers, Internet content providers, portals and search engines and Internet communities. In addition, a growing number of businesses, including retailers, auction houses and financial institutions are creating or exploring the possibilities of establishing a presence on the Internet as a means of attracting and retaining customers and generating new revenue streams.

GROWTH OF WIRELESS COMMUNICATIONS

     Worldwide use of wireless communications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for businesses and consumers. Advances in technology, changes in telecommunications regulations and the allocation and licensing of additional radio spectra have contributed to this growth. As a result, the competitive environment among wireless network operators in major markets worldwide has intensified.

CONVERGENCE OF THE INTERNET AND WIRELESS COMMUNICATIONS

     We believe that wireless Internet-access devices have become increasingly popular tools as a result of the accelerating use of e-mail services, remote access to corporate intranets and other Internet-based services. The convergence of wireless communications with the Internet and the launch of General Packet Radio Service in markets that currently use the Global System for Mobile communications ("GSM") are expected by some industry analysts to be the main drivers behind an anticipated surge in the growth of wireless Internet access in 2001 and in subsequent years.

GROWTH OF WIRELESS DATA SERVICES AND APPLICATIONS

     We believe that the growth of the Internet and the proliferation of wireless Internet-access devices have created a demand for wireless data services. We believe that this demand may grow with increasingly inexpensive wireless communications, increased bandwidth and increased security. Wireless data services not only include simple functions like e-mail and messaging, but also enable gaming, information updates, online trading, location-based services, such as electronic maps and directions and personalized service delivery, and "anytime, anywhere" m-commerce transactions (that is, Internet-based commerce transactions conducted through a mobile communications device).

MARKET OPPORTUNITY

     Wireless network operators now face potential competition from Internet portals and media companies such as AOL and Yahoo! that have announced strategies to bring their brands to all devices "anytime, anywhere." Wireless network operators risk seeing their brands subsumed under their content partner's or portal partner's superior consumer brand, which we believe might force the wireless network operator lower in the value chain. We believe that the emerging wireless data services market represents a new competitive arena for wireless network operators, for whom wireless data communication is a rapid and cost-effective way to provide their services to subscribers. We believe that wireless network operators are seeking to deliver Internet-based services to their mobile subscribers in order to generate revenues from new sources, differentiate their service offerings and reduce subscriber turnover and operating costs. We believe that to accomplish this, wireless network operators require an innovative, high-quality software and services solution to deliver Internet-based services and content to their mobile subscribers.

     Internet businesses are also tailoring their strategies to enter the wireless data market, which is viewed by some industry analysts as the next Internet frontier. We believe that Internet businesses are seeking to retain and increase customers, and generate brand awareness and loyalty by providing selected services to customers by means of wireless access in addition to traditional PC-based access. Also, we believe that the convergence of the Internet with wireless telecommunications provides Internet businesses with new opportunities to obtain additional revenues from m-commerce transactions and advertising. As a result, we believe that Internet businesses require a software and services solution that links them to the wireless telecommunications networks.

OUR PRODUCTS AND SERVICES

     We are developing various integrated products that are intended to provide a package of services for our customers. As of April 30, 2001, we have had commercial sales only in the category of client services. Our products include:

     - the mPresence(TM) communications and service framework;

     - value-added services;

     - client services, such as customization of products and system integration; and

     - operations of the framework and value-added services.

MPRESENCE(TM)

     The mPresence(TM) framework is designed to quickly establish our customers' presence in the mobile economy. The mPresence(TM) framework enables delivery of various types of communications, information and lifestyle services to end users in a more convenient way than is possible today. This is accomplished by adding a layer of intelligence to the framework and making use of information about a user's presence to deliver and control delivery of communications and services to the user. The mPresence(TM) framework is built on top of an industry standard J2EE (Java 2 Enterprise Edition) application server platform with modification and proprietary additions to facilitate easy integration and deployment of value-added services. The mPresence(TM) framework is tightly linked with iPulse(TM), a product we co-developed for Ericsson Telecom AB and/or its affiliates ("Ericsson"). See "iPulse(TM)" below for a discussion of this product. The mPresence(TM) framework relies on iPulse(TM) for presence management and intelligent routing of messages and communications between different end-user devices.

VALUE-ADDED SERVICES

     We offer our customers a suite of value-added services that can be independently branded and deployed to our customers' user base. These services enable groups of people to communicate together, socialize, and be entertained and informed. These services are built on top of mPresence(TM), our communications and service framework. In the future, we may license applications from partners to integrate on top of the mPresence(TM) framework.

     We are focusing on services that provide immediate revenues to our customers, e.g., by increasing network usage such as wireless application protocol airtime and short message service, and that provide benefits to customers, including end-user customer retention, attraction and branding. We offer the following communication services today by means of the iPulse(TM) application:

     - Instant messaging between users -- the ability to send a text message to other users independent of the sender's or the receiver's device;

     - Text conference -- the ability to connect a group of people for an online chat conference;

     - PC-to-PC voice chat -- the ability to communicate securely using voice over the Internet from one PC to another;

     - File transfer -- the ability to send files immediately and securely from one end user to another;

     - PC-to-phone voice calls -- the ability to initiate a telephone call from a PC;

     - Creation of forwarding profile for messages -- the ability to customize how messages are delivered. For example, text messages can trigger immediate notification, be delivered to a message box, or be forwarded to a mobile phone; and

     - Status list -- the ability to access the presence information of other end users on a contact list.

     We are in the process of developing end-user lifestyle services on top of our mPresence(TM) framework that will enable groups of people to communicate, socialize and be entertained across various devices as a group of people rather than as individual users. We recently completed Tactica(TM), our first application to support group interaction. Tactica(TM) is a multi-player game built on the mPresence(TM) framework with game play that extends between PCs and mobile phones. We are also developing a second community-type application for Microcell Telecommunications Inc., a Canadian GSM operator. We intend to partner with leading technology companies and service providers to provide additional services that will be integrated into our overall product offering. However, we cannot be sure that we will be able to partner successfully with such companies or that such services will be integrated successfully into our product offering.

     Services are accessible through the different clients that we support, including SMS, WAP, HDML, Windows, and HTML. The capabilities of these clients differ, however, which means that the user experience is tailored to the capabilities of the specific device.

CLIENT SERVICES

     We provide consulting, custom development, iPulse(TM) customization and system integration services. These services build on our intimate understanding of iPulse(TM) and its software developer kit. For example, we have developed a customized iPulse(TM) interface and additional functionality for oCen Communication Inc.'s CommPortal(TM) offering. We believe that almost every customer of iPulse(TM) or mPresence(TM) and its value-added services will require some level of consultation, customization and system integration and we intend to offer these services to these customers. We will compete with the customer itself, which can use the iPulse(TM) software developer kit without our assistance, and with a number of third-party consulting companies and system integrators. We hope to leverage our extensive background with iPulse(TM) to distinguish ourselves from these competitors.

OPERATIONS OF THE FRAMEWORK AND VALUE-ADDED SERVICES

     We can deliver mPresence(TM) and its value-added services as a hosted or managed care service. These forms of delivery shorten the time to market for customers. They also eliminate the need for our customers to build up the know-how needed to operate a communications and service framework and allow them to integrate value-added services onto such a framework. Our customers have the ability to place their own branding on all of our services and to maintain the customer relationship with their end users.

     We are currently able to deliver mPresence(TM) and value-added services to customers in two ways:

     - Hosted services -- we host the services, including the mPresence(TM) framework and the various value-added services. In some cases, our technology partners provide the hosting of their own services.

     - Managed care -- we monitor and operate the framework and services from a centralized operations center, even though the actual hardware is located at the customer's premises.

     We expect that in some cases a sale of mPresence(TM) and value-added services may include a mixture of both types of delivery, i.e., both a managed care service and full hosting of some services. Whether this occurs will depend on the customer's needs and current infrastructure.

IPULSE(TM)

     iPulse(TM) is a carrier-class services application that we jointly developed with Ericsson on top of our proprietary technology, which we have licensed to Ericsson. Our technology related to a server architecture that allowed us to manage many simultaneous user interactions in a shared state. This technology serves as the core of iPulse(TM). However, the resulting iPulse(TM) product and the iPulse trademark are wholly owned by Ericsson. iPulse(TM) is a communications and intelligent routing application that bridges the worlds of telephony and the Internet, providing end users with a simple and secure way to establish communications sessions and access value-added services running either over IP networks or other networks, such as the public switch telephone or wireless networks. iPulse(TM) consists of client software that resides on mobile phones, PCs, and other Internet devices and connects to a centralized cluster of servers, where corresponding server software stores and manages all end-user communications. iPulse(TM) connects end users to each other by computer, phone, pager, mobile phone or other communication device through a simple point-and-click contact menu. We receive 15% royalties of gross worldwide iPulse(TM) sales as a result of the specific co-operation and development agreement we entered into with Ericsson in February 1999. In addition, pursuant to the value-added license distribution agreement concluded with Ericsson in November 2000, we have the right to offer iPulse(TM) as a hosted application to our mPresence(TM) customers.

     We believe that iPulse(TM) allows wireless network operators to leverage their existing communications networks while tapping into the power of the Internet and new forms of voice and data communications. Internet businesses can leverage their existing Internet expertise and infrastructure while extending their reach to wireless devices and telecommunications networks. iPulse(TM) offers a secure connection to a growing number of communications services that provide greater convenience for end users and increased revenues for wireless network operators and Internet businesses. iPulse(TM) provides end users with one simple, secure way to use and link their communications.

     iPulse(TM) 1.5 includes the following main features:

     Access Management. End users may customize their communications by setting up individual profiles that indicate when, by whom and how they want to be reached. For example, an end user can be available to his family at anytime and anywhere, but can arrange to have all business calls routed to his voicemail. Because this information is centrally stored, end users can change their availability or update information, such as with new phone numbers or email addresses, system-wide at any time.

     Accessibility. End users are able to build a personal directory of other iPulse(TM) users and access information as to their availability at a particular point in time. They are then able to connect to the persons in their directory with a click of the mouse or keys on their mobile phone or other device. We expect that future versions of iPulse(TM) will be able to show not just what device another end user is using, but will provide information as to the end user's location.

     Anonymity. End users may choose to keep their personal information confidential from other end users. The system will not reveal IP addresses, phone numbers, or other information unless the end user wants all or only some of that information made available.

OUR STRATEGY

     Our objective is to be a leading developer and vendor of software and services that enable wireless network operators and Internet businesses to deliver the familiar benefits of the Internet to the wireless world. We intend to accomplish this by capitalizing on our experience, expertise and strategic relationships, our value-added services and mPresence(TM) framework, and iPulse(TM) and its other resources. The key elements of our strategy include expansion of our platform, leveraging our strategic relationships with Ericsson and Microcell Telecommunications, Inc. and/or its affiliates ("Microcell"), building additional strategic partnerships, strengthening our mPresence(TM) brand through sales and marketing efforts, and strategic acquisitions.

EXPANSION OF PLATFORM

     mPresence(TM) is designed to be extendable in order to offer additional on-line services across a variety of protocols, applications, operating systems, networks and devices that have developed rapidly in recent years as a result of the convergence of wireless communications with the Internet. mPresence(TM) will support short message service, ("SMS") wireless application protocol ("WAP") services and wideband code division multiple access ("WCDMA"). We expect to further expand our reach by supporting additional devices and broadening our functionality by introducing new services, such as increased m-commerce capability and location-based services. We believe that the convergence of the Internet and wireless telecommunications will ultimately result in the "disappearance of the Internet," by which we mean that the term "Internet" will no longer be used to categorize services that now are Internet-based. We expect that the Internet as a communications platform will ultimately be taken for granted, much as electricity is today. We believe that a rapidly increasing number of devices and consumer electronics equipment will have Internet or IP addresses and will be integrated seamlessly to each other over wireless and fixed networks. We intend to capitalize on this growing trend in order to be a leading provider of technology and services in the new integrated mobile economy.

LEVERAGING OF STRATEGIC RELATIONSHIP WITH ERICSSON

     The agreements that we have entered into with Ericsson have been crucial to our growth and continue to be significant to our future development. Pursuant to the terms of the agreements, Ericsson serves as an investor, customer, supplier and sales channel for our products and services. In turn, we serve Ericsson by being a technology provider, developer and sales agent.

Ericsson as Investor

     Pursuant to a warrant and stock purchase agreement entered into in February 1999, Ericsson acquired 10,052,431 shares of our Series A Preferred stock. In November 2000, Ericsson acquired 5,069,271 shares of our common stock in connection with our acquisition of MCE Holding Corporation. On an as-converted basis and assuming conversion by all holders of Series A Preferred stock, Ericsson owns approximately 21.2% of our issued and outstanding common stock as of December 31, 2000. A nominee of Ericsson holds a seat on our board of directors.

Ericsson as Customer and OZ as Technology Provider and Developer

     On November 1, 2000, we entered into a general co-operation and development agreement with Ericsson. The agreement superseded the earlier document by the same name that the parties entered into in February 1999. Pursuant to this agreement, the companies agreed to cooperate in the area of Internet-based technologies, applications and services, including, but not limited to, development, testing, integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company. Under the terms of the agreement, as long as Ericsson owns shares representing 5% or more of our capital stock, we must inform Ericsson of any proposal to license or sell any of the technology covered in the agreement to any principal competitor of Ericsson. Ericsson may opt to enter into the proposed transaction on the same terms and conditions. The initial term of the agreement ends on December 31, 2003, but the agreement will be automatically renewed on a yearly basis unless terminated by written notice of either party.

     We entered into a specific co-operation and development agreement with Ericsson in February 1999, which is an agreement under the general co-operation and development agreement. Under the specific development and co-operation agreement, the companies formed a "virtual" company to jointly develop the product now known as iPulse(TM). Both companies contribute personnel to the project, both at the management and board level and in the day-to-day development work. However, we perform the development work on assignment from Ericsson and Ericsson's decisions prevail in cases of differences of opinion. Pursuant to the agreement, Ericsson is responsible for 95% of the expenses relating to sales and marketing and general and administrative costs, as well as 66% of customer support expenses, whereas we are responsible for 5% of any expenses relating to sales and marketing and general and administrative costs and 34% of customer support expenses. In addition, we are responsible for 100% of any expenses relating to the development of the application platform. Under the agreement, Ericsson receives 85% of revenues and we receive 15% of revenues from sales of iPulse(TM). The agreement is effective until December 31, 2001, and will then be automatically renewed for additional one-year periods, unless terminated by either party.

     There is no fixed maximum or minimum amount payable to us for our development work and services under the specific co-operation and development agreement. Rather, Ericsson has an internal budget that is determined partially by the success of iPulse(TM) in the market. To the extent iPulse(TM) is successful, more funds may be allocated to its development. Conversely, funding may be reduced or eliminated if iPulse(TM) is unsuccessful. Ericsson and we have defined a product roadmap for iPulse(TM) for the next few years with specific product features and enhancements.

     OZ.COM Canada Company ("OZ.COM Canada"), our wholly owned subsidiary that we acquired in connection with our acquisition of MCE Holding Corporation, entered into a specific co-operation and development agreement with Ericsson Canada Inc. ("Ericsson Canada") dated November 8, 2000, under which OZ.COM Canada will provide consulting and development services in the areas of mobile Internet applications for third-generation ("3G") mobile telephony platforms. The agreement gives us access to Ericsson Canada's 3G laboratories and up to 6,000 hours of assistance from qualified 3G experts for testing our 3G products. Under the agreement, minimum payments totaling $6 million over two years will be made to OZ.COM Canada for development work and services, of which $2 million will be allocated to additional iPulse(TM) development. The agreement has a two-year term.

     As a result of the level of Ericsson's ownership in us at the inception of any specific development agreements between Ericsson Canada and OZ.COM Canada, all payments received from Ericsson Canada for research and development work under such agreements are not immediately recognizable as revenue according to generally accepted accounting principles. The expenses associated with our performance of these obligations to Ericsson Canada would be recognized as current research and development expenses and the payments from Ericsson Canada for the work performed would be characterized as deferred revenues on our balance sheet. We would recognize all of the deferred revenues as current revenues at the termination of the particular agreement under which we performed the work.

Ericsson as Supplier

     We entered into a value-added distribution license agreement with Ericsson on November 1, 2000, which superseded the value-added reseller agreement entered into with Ericsson in February 2000. The agreement gives us unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for certain royalties. Either party to the agreement may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the agreement, we will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement.

Ericsson as Sales Channel

     Pursuant to the mPresence(TM) agency agreement also concluded with Ericsson on November 1, 2000, we granted Ericsson a nonexclusive right to promote our mPresence(TM) framework and value added services. In the absence of a contrary agreement with respect to any particular customer, we will pay to Ericsson 5% of the net sales price of any sales occurring as a result of a referral made by Ericsson and up to 15% of the net sales price if Ericsson concludes the sale as an agent. The agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions. Joint marketing efforts for mPresence(TM) have been initiated and we intend to maintain these efforts in the future.

OZ as Sales Agent

     Pursuant to an iPulse(TM) agency agreement also concluded with Ericsson on November 1, 2000, we have obtained a nonexclusive right to promote iPulse(TM). In the absence of a contrary agreement with respect to any particular customer, we are entitled to receive a certain percentage of the net sales price of any sales made by Ericsson as a result of a referral we may make and a greater percentage of the net sales price if we conclude the sale as an agent. Any payments made to us under the agreement will be in addition to our 15% royalty payment under the specific co-operation and development agreement entered into with Ericsson on February 4, 1999. The iPulse(TM) agency agreement has a two-year term and automatically will be renewed for an indefinite period unless earlier terminated in accordance with its provisions. Joint marketing efforts for iPulse(TM) have been initiated and we intend to maintain these efforts in the future. We believe that our active participation in the distribution of iPulse(TM) will enable us to build up the base of iPulse(TM) end users more rapidly. We intend to be recognized as the co-developers of iPulse(TM) and to ensure that our brand is strongly associated with Ericsson in the marketplace.

Importance of Relationship with Ericsson

     Under the terms of our agreements with Ericsson, Ericsson is able to exert a significant amount of influence over us. The termination of our agreements or the failure to renew some or all of our agreements with Ericsson would have a material adverse effect on our business, operating results and financial condition. Through its control of the Series A Preferred stock, Ericsson has veto power with respect to matters requiring the approval of the holders of the Series A Preferred stock. Ericsson is able to maintain its level of ownership in us as a result of a right to purchase its pro rata portion of any of our securities offered by us until we make an initial public offering, which right was granted to it under the terms of the shareholder rights agreement among us, Ericsson, Skuli Mogensen, Guojon Mar Guojonsson and OZ Holdings LLC dated February 4, 1999. Under the shareholder rights agreement, the parties also have agreed to vote a sufficient number of shares in favor of a board nominee designated by Ericsson until we close and initial public offering. Ericsson Canada also acquired 5,069,271 shares of Common Stock on November 8, 2000, and is able to maintain its current level of ownership as a result of a right, with some exceptions, to purchase its pro rata portion of any of our securities offered by us under a shareholder agreement among us, Ericsson Canada, Skuli Mogensen and Guojon Mar Guojonsson dated November 8, 2000.

     Furthermore, the revenues received from Ericsson have been our primary source of revenues for the past two years, and are expected to be a source of a large percentage of all of our revenue. In fiscal year 2000, revenues from Ericsson accounted for most of our development revenues. We currently anticipate that revenues from Ericsson will constitute approximately 75% of our development revenues for 2001. Consequently, the termination of the specific co-operation and development agreement dated February 4, 1999 and the specific co-operation and development agreement dated November 8, 2000 with Ericsson would result in the loss of our main source of revenues. In addition, under the February 1999 specific co-operation and development agreement, Ericsson is able to make the final decision on all issues in the event of a dispute between us and Ericsson relating to iPulse(TM) development work. With respect to revenues to be received by us under the iPulse(TM) agency agreement for referrals to customers, Ericsson is able to decide whether to sell iPulse(TM) to a customer that is referred by us; we are only an agent and as such cannot accept orders or set pricing. Accordingly, we would lose a significant potential source of revenues if Ericsson did not accept our referrals or if the agreement were terminated. In addition, the volume of mPresence(TM) sales may be negatively affected if Ericsson were to no longer serve as a sales channel under the mPresence(TM) agency agreement. In addition, although we may offer iPulse(TM) as a hosted service to our customers, iPulse(TM) may fail to achieve market penetration without Ericsson's marketing efforts, in which case we would not have a market for our products as developed to this date.

LEVERAGING OF STRATEGIC RELATIONSHIP WITH MICROCELL

     We have developed a strategic relationship with Microcell as a result of our acquisition of MCE Holding Corporation, which was formed as a strategic alliance between Ericsson and Microcell. Microcell had a 9.6% ownership interest in us as of March 31, 2001 (assuming conversion by all holders or Series A Preferred stock), and we expect that payments under the general co-operation and development agreement with Microcell will be a significant source of cash payments over the next three years. We also expect to gain from Microcell's experience as an operator in helping us define products and services that will meet the needs of other operators.

Microcell as Investor

     In connection with our acquisition of MCE Holding Corporation, Microcell acquired 11,405,860 shares of Common Stock. We also entered into a shareholder agreement with Microcell and two of our directors and officers, Skuli Mogensen and Guojon Mar Guojonsson. This agreement gives Microcell the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Guojonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us. In addition, Messrs. Mogensen and Guojonsson have agreed to vote a sufficient number of our shares to enable a nominee of Microcell to sit on our board of directors.

     The acquisition agreement with Microcell grants Microcell the right, during the period from February 15, 2002 until April 15, 2002, to require us to repurchase the 11,405,860 shares delivered to Microcell Capital in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002, we fail to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act, or a public offering in which our shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million.

Microcell as Customer and OZ as Technology Provider and Developer

     In connection with the acquisition, OZ.COM Canada and Microcell entered into a general co-operation and development agreement on November 8, 2000 pursuant to which Microcell committed to purchasing $9 million in consulting and development services and technology licenses during the three year term of the agreement. OZ.COM Canada will have full ownership of the products developed under the agreement and their related intellectual property rights. However, if the products are unrelated to OZ.COM Canada's product offerings or if the products are completed by Microcell as a result of OZ.COM Canada's breach of the agreement, Microcell will own the product and its related intellectual property rights, with OZ.COM Canada retaining the right to use, sell and distribute the product outside of Canada for three years. Microcell will have a license to use, sell and distribute all products developed under the agreement. The license will be royalty-free, except that Microcell will pay to OZ.COM Canada 10% of Microcell's net revenues attributable to the sale or license of the products during the three-year term after the commercial launch of such products. OZ.COM Canada will pay to Microcell 10% of all of OZ.COM's net revenues attributable to the sale or license of products developed under the agreement during the three-year term following the commercial launch of such products.

     OZ.COM Canada also concluded a specific development and consulting agreement with Microcell on November 8, 2000 pursuant to which OZ.COM Canada granted to Microcell a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on the terms and conditions set forth in the agreement. Except for the revenue sharing payments required to be paid to us by Microcell under the general co-operation and development agreement with Microcell dated November 8, 2000, the license is royalty-free. Ericsson had granted to MCE Holding Corporation the right to grant a license to iPulse(TM)
1.5 and agreed to the assignment of this right to OZ.COM Canada.

     As a result of the level of Microcell's ownership in us at the inception of the agreements with Microcell, all payments received from Microcell under such agreements are not immediately recognizable as revenue according to generally accepted accounting principles. In the fourth quarter of 2000, we received payments of $1 million for consulting services under the general co-operation and development agreement with Microcell and $750,000 for development work rendered to Microcell under the specific development and consulting agreement that was not recognized as revenue. The expenses associated with our performance of this work have been recognized as cost of revenues in the case of the payment for consulting services and as research and development expenses in the case of development work, and the payments from Microcell for the work performed have been characterized as deferred revenues on our balance sheet. We will recognize all of the deferred revenues as current revenues at the termination of the particular agreement under which we perform the work.

BUILDING ADDITIONAL STRATEGIC PARTNERSHIPS

     In addition to our strategic relationships with Ericsson and Microcell, we are currently seeking to enter into strategic relationships with large participants in the Internet and wireless telecommunications markets, as well as with smaller, emerging participants and third-party developers. We intend to concentrate on the communications and commerce technology components of mPresence(TM) and to use strategic relationships or licensing arrangements to access the best of end-user solutions from leading Internet software developers.

STRENGTHENING THE MPRESENCE(TM) BRAND THROUGH ENHANCED SALES AND MARKETING
EFFORTS

     For the balance of 2001 we intend to commit our existing sales resources primarily to support Ericsson market units in the sale of iPulse(TM) licenses to wireless network operators. We intend to begin promoting the mPresence(TM) brand more aggressively to wireless network operators and Internet businesses in the beginning of 2002, and intend to increase our sales and marketing expenditures significantly. Our enhanced sales and marketing efforts will include advertising, public relations, tradeshows, participation in major conferences, and online marketing. We will also target enterprise customers indirectly through partnerships with application service providers and other service providers. See "Sales and Marketing." Our branding program focuses on ensuring integrity and recognition for our vision of mobilizing customers, partners and technology contemporaries to wireless services.

STRATEGIC ACQUISITIONS

     Through acquisitions, we aim to reduce time-to-market when either introducing new services or entering a new market. Our strategy is to leverage our experience to identify companies that have complementary technology, resources, products or service offerings. We cannot be certain, however, that we will be able to acquire these companies or to integrate them successfully into our business. When evaluating new technologies and services to build into our own products and services offering, we plan not only to license third-party technology, but also to pursue opportunities for strategic investments.

     On November 8, 2000, we completed an acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance between Microcell and Ericsson formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada that was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company following the closing of the transaction. The transaction was closed pursuant to two share exchange agreements dated November 8, 2000 between us and each of Microcell and Ericsson as the former stockholders of MCE Holding Corporation.

     The acquisition was structured as a stock-for-stock exchange in which we issued an aggregate of 16,475,131 shares of our common stock to Microcell and Ericsson in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $18.4 million. We have accounted for the acquisition using the purchase method of accounting. MCE Holding Corporation and 3044016 Nova Scotia Company had no operations prior to the acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired amounted to approximately $16.4 million, with $15.5 million attributable to goodwill and $0.9 million attributable to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. We are amortizing the goodwill on a straight-line basis over an estimated useful life of five years and the iPulse(TM) 1.5 license on a straight-line basis over an estimated useful life of
3.5 years. The acquired assets consist of licensed technology and cash to be used in the business of developing and marketing Internet application technology for wireless service providers.

SALES AND MARKETING

     As of April 30, 2001, we had 5 persons in sales and 1 person in marketing based in the United States, and 8 persons in sales and 3 persons in marketing based in Europe. We feel that we are at approximately the right level in the area of sales and marketing for current market conditions and do not expect to expand this group significantly over the next twelve months. In addition, we have a joint marketing and distribution relationship with Ericsson.

SALES

     We presently have established sales offices in San Diego, Stockholm and Reykjavik. Each sales office is responsible for mPresence(TM) sales in its assigned geographic areas and will work alongside Ericsson in selling iPulse(TM) when applicable.

     We believe that our success depends in large part on our ability to increase sales of our products and services through value-added resellers and other indirect distribution channels. We will approach potential customers as partners, introducing them to a business concept with new revenue streams, increased customer loyalty and increased brand recognition.

     We will offer our value-added services to our customers on a fixed-price per user basis and also on a revenue-sharing basis. The revenue-sharing structure includes a fixed component along with a percentage of the revenues derived from various end-user services, such as increased short message service and airtime usage, and advertising.

MARKETING

     Our corporate marketing objectives focus on ensuring integrity and recognition for our vision of mobilizing customers, consumers, partners and technology contemporaries to embrace wireless services. Programs will initially span both European and North American markets. Our future success in marketing requires that certain objectives be prioritized in corporate communication, such as achieving industry and market recognition for our company as a leading expert and pioneer of presence enabled communication services, making mPresence(TM) a highly regarded mobile Internet service offering among wireless network operators, ensuring that we are recognized as a co-developer of iPulse(TM), supporting our ability to attract and retain highly skilled and experienced professionals, and expressing our dynamic and internationally diverse company culture.

     We are not currently investing heavily in corporate communication programs because of our short-term focus on supporting Ericsson's sales of iPulse(TM). However, we expect to begin dedicating significant resources to the promotion of mPresence(TM) by early 2002.

     Corporate marketing activities are intended to build on our strategic partnership with Ericsson. Our plan is that our association with the globally recognized Ericsson brand will bring greater market exposure to our innovations in mobile Internet technology and services. We intend to collaborate and partner closely with Ericsson in joint marketing programs for iPulse(TM) that include public relations, customer account marketing, worldwide tradeshow participation and any other applicable marketing activities. We believe that the market success of iPulse(TM) is a key priority of our marketing objectives. With industry and customer acceptance of iPulse(TM), we hope to expand on our business opportunities for mPresence(TM) and our value-added services.

     Independently, we participate in selected industry and technology related events and conferences in order to increase our visibility and our technology, addressing topics such as wireless Internet, presence management, wireless application protocol, intelligence of IP networks and security. We also intend to participate in co-marketing efforts with our customers to promote mPresence(TM) and our value-added services in the marketplace.

CUSTOMERS

     We are focusing nearly all of our current efforts on mobile operators and virtual mobile network operators. Our sales strategy is to target the established major mobile operators mainly through the Ericsson sales channel but also to market directly to virtual mobile network operators. Although we believe that Internet businesses such as portals and e-commerce sites are likely customers of our products and services, we believe our limited resources are better spent selling to mobile operators, especially those that have already acquired an iPulse(TM) license from Ericsson.

MOBILE OPERATORS

     An important element in our strategy is to complement Ericsson's sales of iPulse(TM) to mobile operators. In conjunction with Ericsson's sales efforts, we are able to offer:

     - Initial hosting or extended hosting of iPulse(TM), reducing the time-to-market for either a commercial trial or a commercial launch.

     - Value-added services that are already integrated onto and into the iPulse(TM) application to some extent as a part of the mPresence(TM) offering and that provide a unified value for the mobile operator and its customers.

VIRTUAL MOBILE NETWORK OPERATORS

     Virtual mobile network operators are new market entrants that require immediate competitive advantages. These customers basically offer all services traditionally offered by mobile operators, but buy the network access from established mobile operators. These customers, however, need services and solutions that are hosted and managed for them and, more importantly, are driven by an effort to differentiate themselves in the marketplace. The substantial costs of licenses for third-generation mobile telephony platforms will further enable this market because holders of such licenses look toward selling network access to various participants in the wireless market.

COMPETITION

     The market for our products and services includes a large number of participants, is subject to rapid changes and is highly competitive. Although no competitor offers exactly the same type of wireless Internet product offering as ours, our competitors currently offer or have the potential to offer either a total end-user product offering to wireless network operators and Internet businesses or compete with various components of the mPresence(TM) product offering. In addition, our clients and strategic partners may eventually offer products or services that directly compete with those we offer. We expect to compete primarily on the basis of time-to-market, functionality, quality, price and breadth of product and service offerings. Our current and potential competitors include the following:

     - Infrastructure and service providers. Companies that provide browsers for digital mobile phones and the infrastructure to link devices to network service providers and provide advanced presence management applications, such as Openwave and Jabber.com, are positioning themselves for the growth of wireless data services.

     - Instant messaging providers and Internet portals. Instant messaging providers such as AOL offer a total solution for messaging and information services with its ICQ and AOL Instant Messenger Services. Microsoft's Mobile Explorer platform is expected to offer an integrated mobile MSN messenger in the future and Yahoo! and Exite@Home also intend to offer their users total solutions for mobile instant messaging and information services.

     - Wireless service providers. Companies offering wireless data services such as e-mail, calendar access, aggregation of content and a mobile e-commerce platform include InfoSpace.com and Wireless Knowledge (a joint venture between Qualcomm and Microsoft).

     - Telecommunications operators. Companies such as Sonera, through its affiliate Sonera Zed, are developing mobile portal solutions with functionality that partially resembles that of our product offering.

     - Mobile equipment manufacturers. Nokia and others are developing and marketing server, browser and application software products that may compete with our product and service offering. These companies already sell billions of dollars worth of mobile handsets and other telecommunications products to wireless service providers, which are our existing and potential customers.

     In contrast to the services offered by many of our competitors, our value added services are fully owned and branded by the wireless network operators and Internet businesses, which gives them total control over their subscriber base and customers. Many of our competitors, however, claim end-user ownership to various extents. We believe that this distinguishes us from these competitors.

RESEARCH AND DEVELOPMENT

     Our future success depends on a number of factors, including our ability to identify and respond to emerging technological trends in the target markets, to develop and maintain competitive products, to enhance existing products by adding features and functionality that differentiate them from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As a result, we intend to continue to invest significantly in research and product development of applications that further provide us with a unique position in the market based on the underlying intelligent functionality of the mPresence(TM) framework and iPulse(TM). We are attempting to reduce some of our risk in the area of research and development by working with key customers such as Microcell to develop product concepts and then to develop commercial versions of those concepts with the understanding that the key customers will implement them. We invested approximately $0.5 million and $3.2 million in research and development in 1999 and 2000, respectively, none of the cost of which was borne directly by our customers.

PRODUCT DEVELOPMENT

     Following the strategic approval and key customer validation of research projects concerning software development, and appropriate preparation by product marketing and product management, projects are finalized by the engineering unit. The engineering unit undertakes system management, configuration management and testing. System management is responsible for keeping total system design both sound and complete. Configuration management is responsible for identification of software items, controlling changes to them throughout the software life cycle and managing releases of the items. Configuration management is also responsible for defining and implementing company-wide configuration processes according to international standards and best practices. Testing is performed in our test lab. The testing group verifies all requirements against the deliverable product.

     Project teams are formed for each software development project, with a team leader responsible for resource allocation, deadlines and the overall progress of each project. We make an effort to outsource well-defined projects to qualified and pre-approved partners. In such cases, we also appoint a dedicated team leader responsible for relations to the partner and project progress. The delivery of finished products involves system integration that consists of customer-oriented project teams performing the consulting and custom software development required by individual customers deploying our products. As such, each project is typically shorter than a core technology development and makes use of our rapid development processes. Systems operations concern the administration of the hosted services, installations and customer support.

RECRUITING AND RETENTION

     As of April 30, 2001, we had approximately 165 full-time employees, of whom 7 were located in the United States, 82 were located in Iceland, 49 were located in Canada and 27 were located in Sweden. Twelve of the employees located in Iceland are members of trade unions, including the Iceland Commerce Union, the Union of Electricians, the Graphic Designer Union and the Iceland Naturalists Union. Eleven of the employees located in Sweden are members of trade unions.

     Our success will largely depend on our ability to attract, identify, recruit, hire, professionally develop and retain highly qualified employees. Competition for such personnel is intense, and we may not be able to retain our senior management or other key personnel in the future.

     We work to ensure that recruiting efforts do not negatively impact the nurturing of current employees and their working environment. The Chief Operating Officer is responsible for developing recruitment strategies and retention programs, while departmental directors are responsible for filling open positions in their local departments. Local administration directors are responsible for surveying job satisfaction levels, employee development and employee-related services in each office.

     We have established a stock option program and a competitive compensation program to attract new personnel. See the descriptions of our 1995 Stock Option Plan and the 1998 Incentive Stock Plan in Part III, Item 10.

INTELLECTUAL PROPERTY RIGHTS

     Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. All of our employees are subject, either by contract or statute, to confidentiality and non-use restrictions that transfer particular rights that they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential affiliates regarding our business and technologies, we generally require that such parties enter into a nondisclosure agreement with us. If these discussions result in a license or other business relationship, we also generally require that a written agreement be made setting forth the parties' respective rights and obligations, including provisions for the protection of our intellectual property rights.

     We own the technology upon which iPulse(TM) was developed, while the iPulse trademark and the rights to the iPulse(TM) solution are the property of Ericsson. We have applied for registration of the mPresence trademark as well as various other trademarks in the United States and Europe. We have registered the trademark "OZ" in the United States and we own several domain name registrations including our company name and related products. Suites of mobile concepts relating to mPresence(TM), such as MCOMMERCE and MBUSINESS, are the subjects of pending trademark registrations. We will seek to register additional service marks and trademarks, as appropriate. However, we may not be successful in obtaining the service marks and trademarks for which we have applied.

     We have filed several patent applications that are pending and relate to innovative solutions including server, audio and agent technology relating to the Internet and multi-user technologies. Additional patent applications are in preparation on other features of our technology. We have instituted an employee incentive program for patent filing and anticipate increased patent application activity in the future. However, patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged.

     Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States.

RISK FACTORS

     See also "Note on Forward-Looking Statements" regarding the uncertainties and risks inherent in our forward-looking statements presented under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein.

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY; HISTORY OF NET LOSSES AND NO ASSURANCE OF FUTURE PROFITABILITY

     We were incorporated in California in 1995. Although communications and the Internet were central to our operations since our incorporation, we did not begin developing our core products until 1996. In February 2000, we announced the commercial availability of mPresence(TM). The first commercial sale of iPulse(TM) was made by Ericsson in November 1999. Accordingly, we have only a limited operating history upon which you can base an evaluation of our business. Furthermore, as discussed in note 1 to our consolidated financial statements, our recurring losses from operations, negative cash flows, and future need for additional capital raise substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant net losses since inception, including losses of $2,932,118 and $13,965,880, for the fiscal years 1999 and 2000, respectively and had received no revenue from our core products through the end of 2000. Over time we intend to increase expenditures in order to fund the continued expansion of our operations in North America and Europe through an increased sales and marketing force and a higher number of technically skilled professional staff. To the extent such expenditures are incurred and revenues do not correspondingly increase, our operating results would be materially and adversely affected. In addition, future operating results will depend on many other factors, including the growth of the market for wireless Internet-based services, competition, and our success in expanding our direct sales and marketing organizations and in attracting and retaining additional skilled professional staff, as well as general economic conditions and other factors. Accordingly, we cannot be sure that we will be profitable in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview."

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL NEEDED CAPITAL

     We have experienced negative cash flow from operations since our inception and we expect to continue to experience significant negative cash flow from operations for the foreseeable future. We believe that our existing capital resources will be sufficient to meet our presently anticipated cash requirements for the next three months. In addition, we expect that it will be necessary to obtain additional capital to meet adequately management's growth objectives and to implement fully our business plan. We may seek additional debt or equity financing through public or private placements of our securities or through banks, financial institutions or companies. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. If we are not able to obtain additional financing on satisfactory terms when needed, our business, operating results and financial condition may be materially and adversely affected.

WE HAVE A CONCENTRATION OF REVENUES FROM A SINGLE CUSTOMER AND MAY BE DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS

     We derive a significant portion of our revenues from a single customer. During 2000, Ericsson accounted for approximately 93.7% of our total revenues. In addition, we believe that a major part of our revenues in the foreseeable future will be derived from a limited number of customers. The termination of business relations with Ericsson or any future agreement with a significant customer could have a material adverse effect on our business, operating results and financial condition. Furthermore, a decision by any large customer not to proceed with a project to the stage we anticipate could have a material adverse effect on our business, operating results and financial condition.

WE RELY ON STRATEGIC RELATIONSHIPS

     We have established a strategic relationship with a business partner, Ericsson, that we believe is important to the development of our business. We signed a general co-operation and development agreement with Ericsson in November 2000, which superseded an agreement of the same name dated February 4, 1999. The agreement sets forth the general terms of the development work that we perform for Ericsson. We entered into a specific co-operation and development agreement with Ericsson in February 1999, which is an agreement under the general co-operation and development agreement, to jointly develop the iPulse(TM) application based on our server technology. The iPulse(TM) application is a part of Ericsson's product offering to telecommunications operators. The iPulse(TM) application and the iPulse(TM) trademark are wholly owned by Ericsson. As a result of the specific co-operation and development agreement, we receive 15% royalties of gross worldwide iPulse(TM) sales. OZ.COM Canada entered into a specific co-operation and development agreement with Ericsson Canada on November 8, 2000 under the terms of which OZ.COM Canada will provide consulting and development services in the areas of mobile Internet applications for third-generation ("3G") mobile telephony platforms. The November 2000 specific co-operation and development agreement gives OZ.COM Canada access to Ericsson Canada's 3G laboratories and up to 6,000 hours of assistance from qualified 3G experts for testing of 3G products. The agreement calls for minimum payments to us totaling $6 million over two years and anticipates that $2 million of this amount will be allocated to additional iPulse(TM) development in the first year of the agreement.

     As a result of the level of Ericsson's ownership in us at the inception of the specific development agreements between Ericsson Canada and OZ.COM Canada, all payments received from Ericsson Canada for research and development work under such agreements are not immediately recognizable as revenue according to generally accepted accounting principles. The expenses associated with our performance of these obligations to Ericsson Canada would be recognized as current research and development expenses and the payments from Ericsson Canada for the work performed would be characterized as deferred revenues on our balance sheet. We would recognize all of the deferred revenues in the statement of operations at the end of the particular agreement under which we performed the work.

     Furthermore, we have entered into agreements with Ericsson with respect to the sale and distribution of iPulse(TM) and our product mPresence(TM). Pursuant to a value-added distribution license agreement entered into with Ericsson on November 1, 2000, we may offer iPulse(TM) to our customers as an integral part of the mPresence(TM) framework and value-added services in exchange for royalties payable to Ericsson. Under the terms of the mPresence(TM) agency agreement also entered into with Ericsson on November 1, 2000, Ericsson has the right to promote our mPresence(TM) framework and services and, in the absence of a contrary agreement with respect to a specific customer, to receive from us 5% of the net sales price of mPresence(TM) from any sale resulting from a referral by Ericsson or up to 15% of the net sales price from any sale of mPresence(TM) that Ericsson concludes as an agent. We also concluded the iPulse(TM) agency agreement on November 1, 2000 through which we obtained the right to promote iPulse(TM). In the absence of a contrary agreement with respect to a specific customer, Ericsson will pay to us a certain percentage of the net sales price from any sale of iPulse(TM) to a customer referred by us and a greater percentage of the net sales price from any sale of iPulse(TM) that we conclude as an agent.

     The general co-operation and development agreement and the February 1999 specific co-operation and development agreement terminate on December 31, 2003, but will be automatically renewed on a yearly basis unless terminated by written notice of either party. The November 2000 specific co-operation and development agreement for 3G development work has a two-year term until November 8, 2002. The mPresence(TM) agency agreement and iPulse(TM) agency agreement have two-year terms and will be automatically renewed for an indefinite period unless earlier terminated in accordance with their provisions. The value-added distribution license agreement may be terminated by either party upon a material breach of the provisions of the agreement or any representations contained therein that is not cured by the other party. Notwithstanding the termination of the agreement, we will retain the right to provide hosting services based on the then current version of iPulse(TM). In November 2003, and provided that we have paid all royalties due under the agreement, Ericsson may no longer terminate the agreement

     Between June and October 1999 Ericsson acquired 10,052,431 shares of our Series A Preferred stock. On November 8, 2000, Ericsson acquired 5,069,271 shares of our Common Stock in connection with our acquisition of MCE Holding Corporation, which was formed as a strategic alliance between Ericsson and Microcell. MCE Holding Corporation was the parent company of OZ.COM Canada. As a result of these acquisitions of our securities, Ericsson holds approximately a 21.2% ownership interest in us as of December 31, 2000 (assuming conversion by all holders of Series A Preferred stock).

     Although regarded by us as an advantage, the current ties with Ericsson may, at the same time, deter potential customers or categories of customers, in particular current and future competitors of Ericsson, from entering into or extending business relations with us. Under the terms of the general co-operation and development agreement dated November 1, 2000, as long as Ericsson owns shares representing 5% or more of our capital stock we must inform Ericsson of any proposal to license or sell any of the technology covered in the agreement or to enter into any transaction with any principal competitor of Ericsson. Ericsson may opt to enter into the proposed transaction on the same terms and conditions.

     We also have developed a strategic relationship with Microcell through our acquisition of MCE Holding Corporation. In connection with the acquisition, Microcell acquired 11,405,860 shares of Common Stock on November 8, 2000, which equals approximately a 9.6% ownership interest in us as of March 31, 2001 (assuming conversion by all holders of Series A Preferred stock). In addition, OZ.COM Canada had entered into a general co-operation and development agreement with Microcell prior to the acquisition, under which Microcell agreed to purchase $9 million of development work and consulting services. OZ.COM Canada also had entered into a specific development and consulting agreement with Microcell whereby OZ.COM Canada granted a license to use, sell and distribute iPulse(TM) to Microcell under the terms and conditions set forth in the agreement. Our acquisition of MCE Holding Corporation and our relationship with Microcell is discussed in further detail in Part I, Item 1 "Our Future Growth Depends, in Part, on Acquisitions."

     As a result of the level of Microcell's ownership in us at the inception of the agreements with Microcell, payments received from Microcell under such agreements may not be immediately recognizable as revenue according to generally accepted accounting principles. In the fourth quarter of 2000, we received payments of $1 million for consulting services under the general co-operation and development agreement with Microcell and $750,000 for development work rendered to Microcell under the specific development and consulting agreement that was not recognized as revenue. The expenses associated with our performance of this work have been recognized as cost of revenues in the case of the payment for consulting services and as research and development expenses in the case of development work, and the payments from Microcell for the work performed have been characterized as deferred revenues on our balance sheet. We will recognize all of the deferred revenues as current revenues at the termination of the particular agreement under which we perform the work.

     We believe that our strategic relationships with Ericsson and Microcell represent advantages to our business and that our relationship with Ericsson has been a significant factor in our success to date. We also may establish more strategic business relationships with other business partners in the future. The failure to maintain our existing strategic relationships or the inability to develop new relationships, particularly in the new markets we are seeking to enter, could have a material adverse effect on our business, operating results and financial condition. In particular, we may not be able to survive termination of our agreements with Ericsson.

We May Have to Repurchase Shares

     We may be obligated to purchase the 11,405,860 shares of Common Stock issued to Microcell pursuant to a share exchange agreement dated November 8, 2000 between Microcell and us that we entered into in connection with our acquisition of MCE Holding Corporation. The share exchange agreement with Microcell grants Microcell the right, during the period from February 15, 2002 until April 15, 2002, to require us to repurchase the 11,405,860 shares delivered to Microcell at the price of $4,500,000, if prior to February 15, 2002, we fail to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended ("Securities Act"), or a public offering in which our shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. A repurchase by us of the shares owned by Microcell could have a material, adverse effect on our business, operating results, and financial condition.

OUR REVENUES AND OPERATING RESULTS ARE EXPECTED TO VARY FROM QUARTER TO QUARTER

     Our revenues and operating results are expected to vary, sometimes substantially, from quarter to quarter. These fluctuations may result in volatility in the price at which shares of our stock may trade. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including:

     - the timing of large transactions;

     - our estimated initial sales cycle of six to nine months;

     - the proportion of revenues attributable to revenue-sharing or fixed per end-user fees versus revenues from software sales;

     - changes in the level of operating expenses;

     - the utilization rate of our professional services employees;

     - demand for our products and services;

     - the introduction of new products and product enhancements by us or our competitors;

     - changes in customer budgets;

     - competitive conditions in the industry; and

     - general economic conditions.

     Further, the purchase of our products and services often involves a significant commitment of capital by our customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. Accordingly, we expect that the sales cycles for our products and services will be lengthy, with an estimated initial sales cycle of six to nine months, and subject to a number of significant risks over which we have little or no control, including customers' budgetary constraints and internal authorization reviews.

     In addition, our quarterly operating results are also subject to seasonal fluctuations. We do not yet see a pattern in licensing revenues (i.e., from the sales of iPulse(TM) licenses or our mPresence(TM) framework and services), but we have observed seasonality in our service businesses. Our revenues and operating results from development contracts and client services are typically lower in the second and third quarters than the remainder of the year because these revenues are to some extent dependent on the availability of professional staff and a disproportionate number of holidays or vacation days typically fall in these quarters.

     In particular, our third fiscal quarter includes the months of July and August, when billable service activity by professional staff, as well as engagement decisions by customers, are reduced due to summer vacation schedules.

WE MAY NOT BE ABLE TO MANAGE GROWTH

     We are currently experiencing a period of rapid growth in personnel and expenditures that is expected to continue to place a strain on our administrative, financial and operational resources. In 2000, we opened a Stockholm office, which we had staffed with 27 employees as of April 30, 2001, and which we have subsequently decided to close. We also added a Montreal office with a staff of 49 employees as of April 30, 2001. Our total number of employees has increased from 97 employees as of April 1, 2000 to 165 employees as of April 30, 2001. Furthermore, we have increased our operating expenditures. In 1999, we had operating expenses, not including cost of revenues, of nearly $4.7 million, which represented a 25% increase from 1998. In 2000, we had operating expenses, not including cost of revenues, of more than $16 million. We intend to maintain or reduce our present number of employees for the balance of 2001, except for some growth in the number of professional staff in Montreal, and then to continue to expand on a selected basis in North America and Europe and to continue to increase the number of our professional staff significantly in 2002. Such expansion, if achieved, would place a further strain on our resources and increase operating costs. Our ability to manage our growth effectively will require us to continue to improve our operations, financial and management controls, reporting systems and procedures, and to train, motivate and manage our employees and consultants and, as required, to install new management information and control systems. We cannot be certain that we will be able to implement improvements to our management information and control systems in an efficient and timely manner or that, if implemented, these improvements will be adequate or sufficient to support our operations. Any inability to manage successfully future expansion could have a material adverse effect on our business, operating results or financial condition. We cannot be certain that our contemplated growth rate will be achieved, or if achieved, be maintained or that we will be successful in managing our growth.

OUR FUTURE GROWTH DEPENDS, IN PART, ON ACQUISITIONS

     We believe that our future growth depends, in part, on continuing to identify and acquire complementary information technology service businesses.

     On November 8, 2000, we completed an acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance between Microcell and Ericsson formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada that was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company following the closing of the transaction.

     We plan to continue to explore the possibility of relationships with other information technology service businesses that we may acquire. We cannot be certain that we will be successful in identifying, acquiring and profitably managing complementary information technology service businesses without substantial delays, expenses or other operational or financial problems. Expansion will require the commitment of significant capital, managerial and other resources. Acquisitions may also expose us to particular risks, including diversion of management's attention, failure to retain key acquired personnel, assumption of legal liabilities, and amortization of goodwill and other acquired intangible assets, some or all of which could have a material adverse effect on our business, operating results and financial condition. Moreover, customer dissatisfaction with, or problems caused by, the performance of any such acquired business could have a material adverse impact on our reputation as a whole. In addition, we cannot be certain that the acquired businesses, if any, will achieve anticipated revenues and earnings. Depending on the value and nature of the consideration to be paid by us for future acquisitions, such acquisitions may have a dilutive effect on our earnings per share or an adverse effect on our financial condition. Failure to implement our acquisition strategy successfully could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES AND MAY INCUR INCREASED COSTS AND OPERATING INEFFICIENCIES

     Given our acquisition strategy, management may be challenged to manage the integration of acquired employees to eliminate redundancy and achieve operating efficiencies. Workforce reductions must be made in compliance with all applicable laws and resulting severance and retraining costs can be significant. Frequently, the acquired company's management information systems, accounting systems and operational systems are different from those of the acquiring company, and the efficient integration of such systems may impose severe strains on our own accounting, operational and control systems. Also, the acquisition of a new company often requires that operations be consolidated, excess office space subleased or existing leases renegotiated. We cannot be certain that the failure to integrate effectively the operations of an acquired business in the future will not adversely affect our business, operating results or financial condition.

POSSIBLE FUTURE ACQUISITIONS COULD CREATE CHARGES TO EARNINGS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     As a result of our acquisition of MCE Holding Corporation, we incurred amortization expense in 2000 related to goodwill and a fully paid-up iPulse(TM)
1.5 license of approximately $0.4 million. We are amortizing the goodwill on a straight-line basis over an estimated useful life of five years and the iPulse(TM) license on a straight-line basis over an estimated useful life of 3.5 years. Any future acquisitions could result in amortization expense related to goodwill and other intangible assets. If this should occur, our results of operations would be adversely affected.

WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH MULTINATIONAL OPERATIONS

     We intend to expand our business in North America and Europe. The expansion of our business to different geographical areas is subject to risks inherent in traditional multinational business activities, including, in particular, foreign currency exchange rate fluctuations, overlap of different tax structures, management of an organization spread over various countries, different regulatory regimens and unexpected changes in regulatory requirements, compliance with a variety of foreign laws and regulations, including employment law and practices, and longer accounts receivables payment cycles in some countries. Any of the foregoing as well as other risks inherent in traditional multinational business activities could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO ATTRACT AND RETAIN TECHNICALLY SKILLED PROFESSIONAL STAFF WHO ARE IN GREAT DEMAND

     Our business involves the development of highly technical products and services and relies on the ability to respond to rapid technological changes. Accordingly, our success and future growth depend in part upon our ability to attract, develop, motivate, integrate and retain highly skilled professional staff, such as engineers, technical support persons, and sales and human resources staff. Over time we intend to expand significantly our sales and marketing force and the number of our technically skilled professional staff to support our expansion. Although we believe that these expenditures will benefit our business in the long term, we expect that such expenditures could materially and adversely affect our operating results in the short term.

     Technically qualified professional staff is in great demand in Europe and North America and are likely to remain a limited resource for the foreseeable future. Competition for qualified personnel in the wireless software industry is particularly fierce and competitors may in the future seek to recruit our employees. We cannot be certain that we will be able to attract and retain sufficient numbers of highly skilled professional staff in the future. The inability to expand our organization and increase the size of our professional staff at reasonable costs on a timely basis or the loss of highly skilled professional staff could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR KEY EXECUTIVES

     Our success is highly dependent upon the efforts and abilities of our executive officers, in particular: Messrs. Skuli Mogensen, co-founder and Chief Executive Officer; Guojon Mar Guojonsson, co-founder and Chief Visionary; and Skuli Valberg Olafsson, Chief Operating Officer. Although these executives have entered into employment agreements, these contracts may not be enforceable in their entirety, and in any event do not guarantee that these individuals will continue their employment with us. We do not maintain "key man" insurance with respect to any of our executive officers. The loss of the services of any of these key executives, for any reason, could have a material adverse effect upon our business, operating results and financial condition.

WE MAY BE ADVERSELY AFFECTED BY POTENTIAL SOFTWARE DEFECTS OR ERRORS

     Our software is complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing industry in which we operate. Software products that are as complex as those that we produce generally contain undetected errors or defects, particularly when first introduced or when new versions are released. In addition, our software may not properly operate when integrated with the systems of our customers, or when used to deliver services to a large number of a customer's subscribers.

     While we continually test our products for errors and work with our customers through our customer support services to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate or anticipate the computing environments in which our customers use our products. Our software may not be free from errors or defects even after it has been tested, which could result in the rejection of our products and damage to our reputation, as well as lost revenue, diverted development resources, and increased support costs.

WE MAY INCUR RISK OF PRODUCT LIABILITY CLAIMS

     We may be subject to claims for damages related to any errors in our software products. A major product liability claim could have a material adverse effect on our business because of the costs of defending against these types of lawsuits, diversion of key employees' time and attention from the business and potential damage to our reputation. In the past, we have negotiated provisions in our license agreements with our customers that were designed to limit exposure to potential product liability claims. However, there is no assurance that similar provisions will be included in any future agreements. Furthermore, limitation of liability provisions contained in our license agreements may not be effective under the laws of some jurisdictions if local laws treat them as unenforceable. As a result, we could be required to pay substantial amounts of damages in settlement or otherwise upon resolution of any of these types of claims.

ENCRYPTION TECHNOLOGY RESTRICTIONS

     The United States government generally limits the export of encryption technology that originates from the United States, and a variety of cryptographic products generally require export approvals from certain United States government agencies, such as the Bureau of Export Administration. Currently, our products and solutions do not incorporate encryption technology that is subject to United States export restrictions nor do we require export approvals from United States agencies. We may in the future, however, incorporate technology requiring export approval into our products and solutions. If any export approval that is required is refused, if our software is unlawfully exported or if the United States adopts new legislation or regulations restricting exports of software and encryption technology, we may not be able to distribute our solutions to potential customers, which will cause a decline in our sales. We may need to incur significant costs and divert resources to develop replacement technologies or may need to adopt inferior substitute technologies to satisfy these export restrictions. These replacement or substitute technologies may not be the preferred security technologies of customers. This could lead to a lack of growth for our business. In addition, we may suffer similar consequences if the laws of any other country limit the ability of third parties to sell encryption technologies to us.

WE MAY NOT BE ABLE TO OBTAIN THIRD-PARTY SOFTWARE, TECHNOLOGY AND CONTENT

     We license or otherwise obtain access to the intellectual property of third parties, such as Ericsson and Antares Systems. We have also entered into two license agreements with the third-party content providers, iSyndicate, Inc., and Moreover.com, Inc. and intend to enter into more such agreements. In addition, we use and will use in the future, third-party software, such as GSM codec, RogueWave Software programming libraries and Mp3 Producer, which may not be available to us in the future on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain, any required intellectual property could require us to use substitute technology, which could be more expensive or of lower quality or performance, or force us to cease offering our products. Moreover, we expect that some of our license agreements in the future may be non-exclusive and, therefore, competitors may have access to the same technology.

OUR SUCCESS DEPENDS ON INTELLECTUAL PROPERTY RIGHTS

     Our success depends upon the use of patents, trademarks and other proprietary intellectual property rights related to mPresence(TM). Although we have applied for trademark registration of our marks and for patents on our technologies such as those relating to real-time simulations over networks, no trademark registrations or patents have yet been issued except for the trademark "OZ." Further, we cannot be certain that any such trademark registrations or patents will be issued or if issued will not be challenged or invalidated. We rely upon a combination of nondisclosure and other contractual arrangements together with trade secret, copyright and trademark laws to protect our proprietary rights and the propriety rights of other parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. We cannot be certain that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights or that our competitors will not independently develop superior technologies.

     Although we believe that our services do not infringe on the intellectual property rights of others and that we will have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claim could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND MAY NOT COMPETE SUCCESSFULLY

     The wireless Internet software and application service market includes a large number of participants, is subject to rapid changes and is highly competitive. Although no competitor offers exactly the same type of wireless Internet solution as we do, our competitors currently offer or have the potential to offer either a total end-user solution to operators and service providers or to compete with various components of our mPresence(TM) product offering. Openwave is an example of one of our competitors. Many of our competitors have substantially greater financial, technical and marketing resources than we have. Several of these competitors also have greater name recognition and more established relationships with the same companies that we are targeting. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customers' requirements or devote greater resources than we can to the development, promotion and sale of new service offerings. We cannot be certain that we will be able to compete successfully with these competitors or that competition may not have a material adverse effect on our business, operating results and financial condition.

     We also expect to face additional competition as other established and emerging companies enter the wireless Internet software and application service markets and new service offerings and technologies are introduced. Our current and potential competitors include:

     - infrastructure service providers, such as Openwave and Jabber.com;

     - telecommunications operators' product initiatives, such as Sonera Zed and NTT DoCoMo;

     - wireless service providers, such as InfoSpace.com and Wireless Knowledge;

     - wireless equipment manufacturers, such as Nokia;

     - instant messaging providers that may team up with operators, such as AOL and Microsoft MSN; and

     - Internet portals that may team up with operators, such as Yahoo! and Excite@Home.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their service offerings to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in lower utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our business, operating results and financial condition. We cannot be certain that we will be able to compete successfully with existing or new competitors and competition could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT RESPOND TO RAPID TECHNOLOGICAL CHANGE

     The wireless Internet software and application service market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products and services that facilitate the delivery of Internet-based services through wireless devices. As a result, the life cycle of our products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, which could have a material adverse effect on our business operating results and financial condition.

OUR SUCCESS DEPENDS ON CONTINUED GROWTH OF INTERNET USE

     Our future success depends to a large extent on the continued growth in the use of the Internet. We believe that a significant portion of our future revenues will derive from sales of our mPresence(TM) framework and value-added services, iPulse(TM) and related services to Internet communities. Our business may be adversely affected if the number of Internet users does not increase or if business over the Internet, particularly Internet-based business transactions and applications involving business conducted through a mobile communications device ("m-business") including Internet-based commerce conducted through a mobile communications device ("m-commerce"), does not become more accepted and widespread. In particular, we will be adversely affected if the number of Internet communities or the number of members of existing Internet communities does not increase. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online sources. The use and acceptance of the Internet, and Internet communities in particular, may not increase for a number of reasons, including the cost and availability of Internet access.

OUR SUCCESS DEPENDS ON THE SUCCESS OF WIRELESS NETWORK OPERATORS AND INTERNET BUSINESSES

     We believe that a major part of our future revenues will derive from sales of our mPresence(TM) framework and value-added services, and iPulse(TM) and related services to existing and new wireless network operators and Internet businesses. Therefore, our future success depends on the acceptance by wireless network operators and Internet businesses of these new products and services that we may not be able to achieve. This dependence is compounded by the fact that there are a relatively small number of wireless network operators and Internet businesses worldwide. To date, we currently have only one wireless network operator customer that has agreed to implement mPresence(TM) and our value-added services. We cannot be certain that wireless network operators or Internet businesses will use our products widely. In addition, historically wireless network operators have been relatively slow in implementing new complex services such as Internet-based services, and Internet businesses may be slow in implementing the use of wireless services as a means of expanding Internet-based services. We have limited or no control over the pace at which wireless network operators or Internet businesses implement these new services. The failure of wireless network operators and Internet businesses to introduce and support services utilizing our products on a timely and effective manner could have a material adverse effect on our business, operating results and financial condition.

     In addition, the success of our products once they have been implemented by wireless network operators and Internet businesses will depend in significant part on our continuing ability to develop and introduce new and improved versions of existing products and service offerings. There can be no assurance that we will be successful in developing, introducing on a timely basis and marketing such products and service offerings. In addition, there can be no assurance that wireless network operators and Internet businesses will not cease to buy our products and to subscribe to our services, on account of technologies or service offerings developed by others or the wireless network operators or Internet businesses themselves that render our products and services uncompetitive or obsolete. The failure of wireless network operators or Internet businesses to continue to purchase our products and subscribe to our services could have a material adverse effect on our business, operating results and financial condition.

     Our pricing model for mPresence(TM) will in many cases be based on a revenue sharing model in which we take a percentage of revenues resulting from each end user who uses the services or is exposed to advertisements. Our future revenues are therefore largely dependent on the number of subscribers to the wireless network operators or the number of Internet businesses' members that utilize our products and services. In addition, we can make no reasonable estimate as to the rate of adoption by the subscribers of the particular services offered through our products. It is therefore difficult to predict the size of our future revenues, and such future revenues will be largely dependent on the number of subscribers to the wireless network operators or Internet businesses members, in general, and the subscription to the services offered through our products, in particular. In addition, we have difficulty estimating the price that subscribers will be willing to pay for these services. As a result, it is difficult to estimate the pricing of these services and consequently the future size of our revenues.

OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE OF WIRELESS TELEPHONES FOR WIRELESS DELIVERY OF INTERNET-BASED SERVICES

     We have focused our efforts on the convergence of fixed and wireless Internet-related communication. Our technological solutions, in particular mPresence(TM), are not necessarily dependent on wireless devices for the conveyance of the communication. However, we believe that the success of mPresence(TM) is interlinked with the acceptance by the market of wireless devices as a viable means for Internet-based services giving more wireless network operators and Internet businesses incentive to adopt technological solutions supporting such services. We cannot be sure of such market acceptance. In any event, acceptance may be delayed for a number of reasons. These reasons could include:

     - inadequate supply of the required hardware and software;

     - limitations to the performance and functionality of wireless devices;

     - conflicting technical standards and lack of interoperability;

     - lack of adequate Internet-based applications and content for such Internet-based services;

     - costs; and

     - inadequate security arrangements.

The lack of or delay in market acceptance for wireless devices as means for wireless delivery of Internet-based services could have a material adverse effect on our business, operating results and financial condition.

RISKS RELATING TO OUR SECURITIES

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK

     Currently, there is no organized public trading market for our common stock, and we cannot be certain that an active trading market will ever develop or be sustained. Even if a market should develop there can be no assurance that all market making activity may not cease at any time. If a market for our common stock does develop, the market price of the common stock may be highly volatile. Any securities broker-dealer that makes a market in our securities may have significant influence over the market, and if any market develops, the price and liquidity of the common stock may be affected by the degree of participation of any person in the market. Therefore, purchasers of our common stock may be unable to liquidate their investment readily or at all.

THE STOCK PRICE FOR OUR SHARES MAY BE VOLATILE

     Should a market for our common stock develop, it will be affected by a number of factors, including:

     - the announcement of new products or service offerings by us or our competitors;

     - quarterly variations in our results of operations or the results of operations of our competitors or companies in related industries;

     - changes in earnings or revenue estimates or recommendations by securities analysts;

     - developments in our industry;

     - general market conditions;

     - future sales of substantial amounts of shares by our shareholders; and

     - other factors, including factors unrelated to our operating performance or the performance of our competitors.

In addition, stock prices for many companies in the technology field have experienced, and continue to experience, wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions in markets where we conduct business, such as recessions, may materially and adversely affect the market price of our securities.

OUR OUTSTANDING OBLIGATIONS TO ISSUE ADDITIONAL SHARES OF COMMON STOCK MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL

     We are obligated to issue 29,061,928 shares of common stock upon the conversion of the shares of our Series A Preferred stock outstanding as of March 31, 2001. As of March 31, 2001, 1,792,003 shares of common stock were available for issuance pursuant to options that may be granted under our 1995 Stock Option Plan and 682,076 shares of common stock were available for issuance pursuant to grants under our 1998 Incentive Stock Option Plan. As of the same date, options to purchase a total of 7,280,832 shares of common stock were outstanding under the 1995 Stock Option Plan. Warrants to purchase an aggregate of 428,000 shares of common stock were also outstanding as of March 31, 2001. To the extent that options, warrants or other obligations for the issuance of common stock are granted or exercised, dilution to the interests of the existing holders of common stock may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected because holders of outstanding options, warrants or other obligations can be expected to exercise them at a time when we in all likelihood will be able to obtain any needed capital on terms more favorable to us than those provided by such outstanding obligations.

WE MAY ISSUE ADDITIONAL STOCK AND THIS MAY HAVE A DILUTIVE EFFECT

     We are currently authorized to issue two classes of stock, which are designated "Common Stock" and "Preferred Stock." The authorized number of shares of Preferred Stock is presently 25,000,000 shares. 20,000,000 shares of the Preferred Stock are currently designated as "Series A Preferred." The authorized number of shares of Common Stock is 275,000,000. Accordingly, we may in the future authorize without further shareholder approval the issuance of additional shares of Common Stock or Preferred Stock. Any such future issuance of our capital stock could have a dilutive effect on the holders of our stock.

CURRENT DIRECTORS AND OFFICERS MAY EFFECTIVELY CONTROL THE COMPANY

     Our directors and officers as a group beneficially owned approximately 60% of our Common Stock (prior to any conversion of the Series A Preferred stock) as of March 31, 2001. As a result, these shareholders, if acting together, would be able to control effectively matters requiring approval by our shareholders, including election of at least a majority of our Board of Directors and approval of significant corporate transactions, except for certain matters as to which the holders of the Series A Preferred stock vote as a separate class.

ITEM 2. FACILITIES

     We maintain offices at (1) Snorrabraut 54 and Snorrabraut 56, IS-105, Reykjavik, Iceland, (2) Drottninggatan 82, Stockholm, Sweden, (3) 9820 Towne Centre Drive, San Diego, California and (4) Windsor Station, Room 150, 1100 de La Gauchetiere West, Montreal, Canada. We own the facility at Snorrabraut 54, Iceland and rent all the other offices from unaffiliated parties. We have pledged the Snorrabraut building as collateral for outstanding loans. The amount due on these loans was $450,000 at December 31, 2000. Our subsidiary, SmartVR, Inc., maintains an office at Skipholt 50b, IS-105 Reykjavik, Iceland.

     The rent for the Snorrabraut 56, Iceland office, which consists of 451.7 square meters, is ISK 333,200 per month ($3,945 at December 31, 2000), subject to monthly adjustment in accordance with the price-index for housing in Iceland. The lease terminates on November 1, 2004.

     The rent for the Sweden office, which consists of 486 square meters, is SEK 460,950 per quarter ($47,714 at December 31, 2000). The term of the lease is from April 1, 2000 to September 30, 2003.

     The rent for the United States office, which consists of approximately 1,500 square feet, is $4.30 per square foot per month on a full service gross basis, including Internet connectivity. The term of the lease expires on December 31, 2001.

     The rent for the Canada office, which consists of approximately 18,500 square feet, is (CAN) $1.25 ($0.83 at December 31, 2000) per square foot per month on a full service gross basis. The term of the lease expires on April 30, 2011.

     The rent for SmartVR, Inc.'s office, which consists of approximately 224.17 square meters, is 194,369 ISK per month ($2,301 at December 31, 2000). The term of this lease expires on September 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

     On August 9, 2000, Garry Hare filed a complaint against us in the Superior Court for the City and County of San Francisco, California. Mr. Hare was a director and officer whose employment was terminated in December 1998. We and Mr. Hare subsequently entered into a termination agreement. Mr. Hare's amended complaint alleges fraud and breach of the employment and termination agreements. The amended complaint seeks compensatory damages according to proof, punitive damages according to proof, specific performance of the stock bonus portion of the termination agreement or employment agreement, a declaration that the termination agreement is void, and attorneys' fees and costs. We believe that the allegations in the amended complaint are without merit and intend to defend vigorously against the complaint. In addition, we filed a cross-complaint against Mr. Hare on December 30, 2000, seeking attorneys' fees and damages for fraud and breach of the termination agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     Currently there is no organized public trading market for our Common Stock. No class of our capital stock is quoted on either the National Quotations Bureau "Pink Sheets" or the NASD OTC Bulletin Board.

DIVIDENDS

     We have not paid dividends since our formation and do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, business, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

HOLDERS

     As of March 31, 2001, there were 1,278 holders of record of Common Stock and 25 holders of record of Series A Preferred stock.

     As of March 31, 2001, 89,779,596 shares of Common Stock and 14,530,964 shares of Series A Preferred stock were outstanding. Shares held by our affiliates, as defined in Rule 144 of the Securities Act, may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144.

RECENT SALES OF SECURITIES

     On November 8, 2000, we issued 5,069,271 and 11,405,860 shares of Common Stock to Ericsson Canada and Microcell Capital, respectively, in exchange for all of the issued and outstanding stock of MCE Holding Corporation pursuant to two share exchange agreements between us and each of Ericsson Canada and Microcell Capital. We determined that the value of the MCE Holding Corporation stock was equal to approximately $18.4 million. The stock was issued in reliance on Section 4(2) of the Securities Act and Regulation D thereunder.

     In the year ended December 31, 2000 we issued in total 2,372,017 shares of Common Stock upon exercise of options issued under our 1995 Plan and 160,000 shares of Common Stock were issued under our 1998 plan. These sales were made in reliance on Rule 701 under the Securities Act. During the first three months of 2001 no employee elected to exercise options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with the supplemental consolidated financial statements and the related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

     Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional ("3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $4.5 million in the year ended December 31, 1999 and $7.7 million in the year ended December 31, 2000. We first recognized license revenues in February 1999, and generated license revenues of approximately $0.08 million in the year ended December 31, 1999 and approximately

$0.28 million for the year ended December 31, 2000. In addition, we first recognized client services revenues of approximately $0.3 million in the year ended December 31, 2000.

     We incurred net losses of approximately $14.0 million for the year ended December 31, 2000 and $2.9 million for the year ended December 31, 1999. As of December 31, 2000, we had an accumulated deficit of approximately $27.1 million. We are currently operating at a deficit and expect to continue operating at a deficit over at least the next twelve months as we incur increasing levels of expense to support growth. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

     We generate revenues from development work, client services to wireless network operators and license fees. We expect to begin receiving licensing revenues from customers of mPresence(TM) and our value-added services and from Ericsson's sale of iPulse(TM) licenses. We receive development revenues under a contract with Ericsson and Microcell as discussed further below. Until recently, we received license revenues primarily from a license of our core technologies to Ericsson. However, in November 2000, we amended and entered into new agreements with Ericsson. We also entered into agreements with Microcell in connection with our acquisition of OZ.COM Canada Company ("OZ.COM Canada"). However, as a result of the levels of ownership interest of Microcell and Ericsson at the inception of the contracts, certain payments received from Ericsson Canada and Microcell have not been recognized as revenues, and future payments from Ericsson Canada and Microcell may not be immediately recognizable as revenue according to generally accepted accounting principles. In the fourth quarter of 2000, we received payments of $1 million for consulting services and $750,000 for development work rendered to Microcell, and $750,000 from Ericsson Canada that was not recognized as revenue. The expenses associated with our performance of this work have been recognized as cost of revenues in the case of the payment for consulting services and as research and development expenses in the case of development work and the payments from Microcell for the work performed have been recorded as deferred revenues on our balance sheet. We have not recognized any cost in connection the payment from Ericsson Canada because we have not yet commenced the performance of services for Ericsson Canada. We will recognize all of the deferred revenues as current revenues at the termination of the contract under which we performed the work.

     On November 1, 2000, we entered into a general co-operation and development agreement with Ericsson. The general co-operation and development agreement superseded the earlier document of the same name that we entered into in February 1999. Pursuant to this agreement, Ericsson and we agreed to cooperate in the area of Internet-based technologies, applications and services, including, but not limited to, development, testing integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company. Our cooperation pursuant to this agreement is nonexclusive and each party's participation is based on its individual evaluation of the commercial viability and expected benefits of the relationship.

     OZ.COM Canada entered into a specific co-operation and development agreement with Ericsson Canada on November 8, 2000 pursuant to which OZ.COM Canada will provide consulting and development services in the areas of mobile Internet applications for third generation ("3G") mobile telephony platforms. The specific co-operation and development agreement is an agreement under the Ericsson general co-operation and development agreement. Under the terms of the specific co-operation and development agreement, Ericsson Canada will advance to OZ.COM Canada a total of $6 million in quarterly installments over the agreement's two-year term, which installments will be applied by Ericsson Canada against amounts due for development work performed under the agreement. OZ.COM Canada will have access to Ericsson Canada's 3G laboratories and will receive up to 6,000 hours of assistance from qualified 3G experts for testing of the 3G development work. As further described below, we acquired OZ.COM Canada on November 8, 2000 in connection with our acquisition of MCE Holding Corporation ("Acquisition").

     Prior to the Acquisition, OZ.COM Canada had entered into a general co-operation and development agreement with Microcell on November 8, 2000 pursuant to which Microcell agreed to use OZ.COM Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications. Under the terms of the agreement, Microcell has committed to purchasing $9 million in consulting and development services and technology licenses during the three-year term of the agreement. OZ.COM Canada will have full ownership of the products developed under the agreement and their related intellectual property rights. However, if the products are unrelated to OZ.COM Canada's product offerings or if the products are completed by Microcell as a result of OZ.COM Canada's breach of the agreement, Microcell will own the product and its related intellectual property rights, with OZ.COM Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell will have a license to use, sell and distribute for commercial use all products developed under the agreement. The license will be royalty free, except that Microcell will pay to OZ.COM Canada 10% of its net revenues attributable to the sale or license of the products during the three-year term after the commercial launch of the products. OZ.COM Canada will pay to Microcell 10% of all of its net revenues attributable to the sale or license of products developed under the agreement during the three-year term commencing with the commercial launch of the products.

     OZ.COM Canada also had concluded a specific development and consulting agreement with Microcell on November 8, 2000, prior to the Acquisition, pursuant to which OZ.COM Canada granted to Microcell a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on the terms and conditions set forth in the agreement. Except for the revenue sharing payments under the general co-operation and development agreement with Microcell dated November 8, 2000 the license is royalty free. Ericsson had granted to MCE Holding Corporation, a strategic alliance between Ericsson Canada and Microcell Capital II Inc., the right to grant a license to iPulse(TM) 1.5 and agreed to the assignment of this right to OZ.COM Canada.

     Our business strategy relies to a significant extent on the widespread propagation of iPulse(TM) through our relationships with network operators and Ericsson, one of the leading wireless telephone manufacturers. iPulse(TM) is available to network operators directly from Ericsson although we have entered into an agency agreement with Ericsson pursuant to which Ericsson is obligated to pay a commission based upon the net amount of payments (after deduction of taxes, insurance and other similar costs) actually received by Ericsson under licensing contracts for iPulse(TM) concluded through Ericsson's acceptance of orders that we procure. We will set the commission rate and the method of calculation and payment with Ericsson from time to time. At the same time, we have the opportunity to offer our Internet-based services to these customers. In the event that Ericsson licenses iPulse(TM) to one of its customers, we are entitled under a specific co-operation and development agreement dated February 1999 to a license fee equal to 15% of the revenue from that sale.

     We derive client services revenues from services provided directly to network operator customers and a few select application service providers. These client services include consulting, system integration, hosting and other value-added services. We have performed client services for Microcell and oCen Communications. We expect in the future to generate service revenues from hosting iPulse(TM) and other mPresence(TM) applications primarily on behalf of network operators, as well as from product installation, maintenance and engineering support services.

     Consequently, we expect that our future revenues will be derived from the following:

     - Payments from development work for Ericsson and Microcell;

     - Commissions and referral fees paid by Ericsson with respect to sales and licenses of iPulse(TM);

     - Licensing fees (i.e., revenue sharing payments) paid by Ericsson with respect to sales and licenses of iPulse(TM);

     - Licensing fees and/or revenue sharing payments paid by customers with respect to sales and licenses of mPresence services and applications; and

     - Fees from client services that we provide to our customers.

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

     In February 2000, we introduced mPresence(TM) and our value-added services, which are a growing suite of mobile Internet applications. We continue to expect to incur significant additional expenses in developing and commercializing mPresence(TM) and our value-added services, including costs relating to operating our network cluster and network operating center in North America, as well as sales and marketing and research and development expenses. Although we have taken action to control these costs, we expect to incur substantial costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for mPresence(TM) will result in significant revenues or profitability.

     Ericsson has entered into an agency agreement with respect to our mPresence(TM) framework and value-added services. Ericsson's commission is based upon the net amount of payments (after deduction of taxes, hosting expenses, third-party licensing costs, insurance and similar costs) actually received by us under a licensing contract for mPresence(TM) and the value-added services concluded through Ericsson. We will set the commission rate and the method of calculation and payment with Ericsson from time to time. In the absence of an agreement, the rate will be 15% of the net amount of payment. If Ericsson does not conclude the sale but introduces the customer to us, Ericsson is entitled to a finder's fee equal to 5% of the net amount of payment. The agency agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

     We also entered into a value-added distribution license agreement with Ericsson on November 1, 2000, which superseded the value-added reseller agreement entered into with Ericsson in February 2000. The agreement gives us unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for license fees. Either party to the agreement may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the agreement, OZ will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement.

     We expect that our gross profit on revenues derived from sales of our products and services through Ericsson and future channel partners will be less than the gross profit on revenues from direct sales. Our success, in particular in international markets, depends in part on our ability to increase sales of our products and services through value-added resellers and to expand our indirect distribution channels.

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

     Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues will continue to grow in the next several quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will remain approximately at their current levels as we focus on performing existing contracts and supporting Ericsson's iPulse(TM) sales effort. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

RESTATEMENT

     Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 1999, our management determined that the fair value of certain warrants should have been allocated to additional paid-in capital, certain previously recognized license revenue should have been amortized, and accrued interest expense related to the conversion of bonds payable to common stock should have been recognized as additional paid-in capital rather than a reduction in interest expense. As a result, the consolidated financial statements for the year ended December 31, 1999 have been restated from amounts previously reported.

     The effects of the restatement for the year ended December 31, 1999 are presented in note 16 of the notes to the consolidated financial statements and have been reflected therein.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated income statement data, expressed as a percentage of revenues, for the years ended December 31, 1999 and 2000.

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                             -----------------
                                                             1999(1)     2000
                                                             -------    ------
INCOME STATEMENT DATA:
Revenues...................................................   100.0%     100.0%
Cost of revenues...........................................    72.0       61.7
Operating expenses:
  Sales and marketing expenses.............................    41.9       59.9
  General and administrative expenses:
     Amortization of goodwill and other intangible
       assets..............................................      --        5.8
     Stock-based compensation..............................     1.9       15.8
     Other.................................................    47.2       75.6
  Research and development.................................    10.6       38.5
Total operating expenses...................................   101.6      195.6
Operating loss.............................................   (73.6)    (157.3)
Interest and other income (expense), net...................     9.8      (11.2)
Net loss...................................................   (63.8)    (168.2)

---------------
(1) As restated; see Note 16 to the consolidated financial statements.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     REVENUES. Our revenues increased 80.6% to $8.3 million in 2000 from $4.6 million in 1999. The increase is primarily the result of an increase in the volume of development work for Ericsson, and to a lesser extent because of an increase in our customer base and a diversification of our sources of revenues. Revenues from

Ericsson increased 95.0% to $7.8 million in 2000 from $4.0 million in 1999. In the year ended December 31, 1999, 86.8% of our revenues were earned from Ericsson under the terms of a single development contract and a license of our core technology incidental to the development work. In the year ended December 31, 2000, we added a second development contract with Ericsson and a new development agreement with Microcell, although as mentioned above, we received payments totaling $2.5 million for consulting and development work performed for Microcell and Ericsson that are not recognized as revenues under U.S. generally accepted accounting principles. We also began providing client services, which include consulting, system integration and development services in connection with the commercialization of our technologies.

     DEVELOPMENT SERVICES REVENUES. Development services revenues increased from $4.5 million for the year ended December 31, 1999 to $7.7 million for the year ended December 31, 2000. The increase in development services revenues was attributable primarily to the timing of the commencement of development work for Ericsson, which started in February 1999.

     CLIENT SERVICES REVENUES. The three-month period ended September 30, 2000 was the first quarter in which we recognized client services revenue. These revenues were mainly derived from a contract with oCen Communications, which engaged us to perform services relating to their commercial launch of our technology, and from Ericsson, which sponsored our Leif Ericsson project.

     LICENSING REVENUES. Licensing revenues increased 254.9% to $0.3 million in 2000 from $0.1 million in 1999. These revenues were related to the license of our core technology to Ericsson in 1999 in connection with the development of iPulse(TM). The increase in licensing revenues was primarily due to the timing of recognition of the revenues associated with this license. As described above, we are entitled under our new arrangements with Ericsson to receive revenue sharing fees from Ericsson's license or sale of iPulse(TM) to network operators. We also expect to receive revenues from licensing our mPresence(TM) suite of applications to network operators and Internet businesses. We expect our mPresence(TM) licensing revenues to be based on a revenue-sharing model whenever possible. When revenue sharing is not possible or, in our opinion, advisable, we will consider alternative pricing models, including upfront or incremental royalties per application per unit of time.

     COST OF REVENUES -- DEVELOPMENT SERVICES. Cost of revenues -- development services consists of compensation and independent consultant costs for personnel engaged in our developing services operations and related overhead. Cost of development services revenues increased to $4.4 million for the year ended December 31, 2000 from $3.3 million for the year ended December 31, 1999. As a percentage of development services revenues, cost of revenues -- development services for the years ended December 31, 1999 and 2000 was 73.3% and 56.7% respectively. The increase in margins reflects a higher mix of development services performed on a time-and-materials basis during the period ended December 31, 2000. The mix of company personnel and independent consultants assigned to projects impacts gross profit on development services revenues. The gross profit we achieve is also impacted by the contractual terms of the development assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of development services revenues will increase slightly in absolute dollars but decrease as a percentage of sales as we continue to invest in the growth of our consulting services and licensing operations.

     COST OF REVENUES -- CLIENT SERVICES. Cost of revenues -- client services consists of compensation and independent consultant costs for personnel engaged in our consulting services operations, our hosting center and network operating center in North America and related overhead. The three-month period ended September 30, 2000 was the first period in which we recognized client services revenues. Cost of client services revenues was $0.7 million for the year ended December 31, 2000. Included in cost of revenues -- client services is the cost of providing consulting services to Microcell, for which we received $1 million in payments, but which are not yet recognized as revenue under U.S. generally accepted accounting principles.

     COST OF REVENUES -- LICENSING. We have had no significant cost of revenues -- licensing associated with our historical licensing revenues, which relate to a single license of our core technology to Ericsson in 1999. When we begin realizing licensing revenues from the sale of licenses related to our mPresence(TM) framework and value-added services, we expect to experience cost of revenues -- licensing, which will consist primarily of third-party license and support fees. We expect that cost of revenues -- licensing will vary as a percentage of licensing revenues from period to period.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses increased 555.3% to $3.2 million in 2000 from $0.5 million in 1999. The increase is primarily the result of research and development expenses in the area of on-line training of our subsidiary SmartVR Inc., the development work of our music awareness solutions subsidiary, Propheus, Inc., and certain work performed for Microcell that is not recognizable as revenues under U.S. generally accepted accounting principles. Our research and development costs are comprised primarily of salaries and consulting fees. During the quarter ended December 31, 2000, we recognized in research and development expenses the cost of providing certain development services to Microcell, for which we received a payment of $750,000, which was not recognized as revenue under U.S. generally accepted accounting principles.

     SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased 158.4% to $5.0 million in 2000 from $1.9 million in 1999. The increase is primarily the result of the establishment of a sales organization during 2000, including sales offices in the United States and Sweden, the hiring of additional sales people in all offices, and the initiation of a focused sales and marketing campaign in connection with iPulse(TM).

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses, including stock-based compensation and depreciation and amortization, increased 258.0% to $8.1 million in 2000 from $2.3 million in 1999. The increases are due primarily to the addition of personnel performing general and administrative functions, the management of our international operations, compliance with the reporting requirements under the U.S. Securities Exchange Act of 1934, increased amortization of stock-based compensation and amortization of intangible assets associated with the acquisition of MCE Holding Corporation in November 2000. We expect general and administrative expenses to begin to decline in the short-term as the effects of recent reductions in general and administrative personnel begin to impact our expenses. We will attempt to maintain a lower level of general and administrative expenses relative to the fourth quarter of 2000 and commit to additional expenses only if and when required in response to the growth of our business.

     OPERATING LOSS. Our operating loss increased 286.4% to $13.1 million in 2000 from $3.4 million in 1999. The increase is primarily the result of an increase in all operating expense categories, which were not offset by a proportional increase in revenues.

     This increase in operating expenses is primarily the result of our strategy to simultaneously accelerate research and development of the mPresence(TM) product and the build up of sales and marketing resources in anticipation of the launch of mPresence(TM).

     INTEREST INCOME (EXPENSE), NET. Our interest income, net was constant at $0.3 million in 1999 and 2000.

     OTHER INCOME (EXPENSE), NET. Our other expense, net was $1.2 million in 2000 compared to other income, net of $0.1 million in 1999. The increase is primarily the result of changes in U.S. dollar currency exchange rates in comparison with European currencies.

LIQUIDITY AND CAPITAL RESOURCES

     From December 31, 1999 to December 31, 2000, our total assets increased from $17.6 million to $27.4 million, total liabilities increased from $1.7 million to $4.9 million and total shareholders' equity increased from $2.9 million to $18 million. The increases in total assets and total shareholders' equity resulted primarily from the acquisition of MCE Holding Corporation, and the increase in total liabilities resulted from the working capital requirements of two new offices and the liabilities associated with a three-fold increase in employees.

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations and issuances of stock.

     Net cash used in operating activities was $10.4 million for the year ended December 31, 2000, compared to $2.6 million for the year ended December 31, 1999. The increase in net cash used in operating activities in 2000 was due primarily to increased working capital needs related to our growth.

     Our working capital at December 31, 2000 was $4.1 million compared to $14.5 million at December 31, 1999. Working capital as of December 31, 2000 was comprised of $3.6 million in cash, $3.5 million in accounts receivable, and $0.5 million in other current assets, net of $3.5 million in current liabilities. As of December 31, 1999, our working capital was comprised of $13.6 million in cash, $1.4 million in accounts receivable, and $0.4 million in other current assets, net of $0.9 million in current liabilities.

     During the year ended December 31, 2000, we invested $2.5 million primarily in computer systems for employees and an iPulse(TM) network system (we call this an "iPulse cluster") in Boston, which we have subsequently moved to Montreal. This first iPulse(TM) cluster will be used to in the delivery of our mPresence(TM) framework and value-added services in North America. We expect to spend significant amounts on a network operating center during the first six months of 2001 and additional amounts on new iPulse(TM) clusters when we begin to enter into hosting and value-added services agreements with customers.

     Through our Icelandic subsidiary, OZ hf., we have outstanding long-term notes payable to Bunaoarbanki Islands, an Icelandic bank, and to the seller of our building at Snorrabraut 54 in Reykjavik, Iceland. We have pledged our building as collateral for these loans. The amount due on these loans at December 31, 2000, was approximately $450,000. The loans accrue interest at rates between 6.0% and 7.35% per annum. We have also pledged our building as collateral for an approximately $230,000 working capital line of credit. We intend to work with our present banks to determine whether it is feasible to establish an additional working capital line of credit on the strength of our accounts receivable.

     In February 1999, we entered into a Stock and Warrant Purchase Agreement with Ericsson Inc. under the terms of which Ericsson Inc. had the right to purchase up to 10,052,431 shares of Series A Preferred stock at $1.30 per share.

     In March and May of 1999, we sold and issued to an Icelandic security house and an Icelandic investment bank an aggregate of 2,000,000 shares of our common stock at a gross amount of $1.90 per share and received cash totaling $3,510,000, which was net of a discount.

     In June 1998 we sold and issued a series of convertible bonds to fourteen Icelandic institutional investors, consisting of an insurance company, a privately held company, capital funds, pension funds, security houses and an investment bank, in consideration for an aggregate of $2.5 million. The convertible bonds could be converted at the election of the bondholder any time prior to June 1, 1999 for that number of shares equal to the face value of the bond, divided by $0.65. Prior to June 1999, all of the holders of the convertible bonds converted their bonds into an aggregate of 3,846,150 shares of Common Stock at a value of $0.65 per share.

     In June 1999, Ericsson exercised a portion of its purchase rights by purchasing 4,769,231 shares of our Series A Preferred stock for total cash consideration of $6.2 million.

     In October 1999, Ericsson exercised the balance of its purchase rights by purchasing 5,283,200 shares of our Series A Preferred stock for total cash consideration of $6.9 million.

     We are limiting discretionary expenses in all categories and plan to halt our growth, except for some expansion in our Montreal office, which may be offset from some attrition in other offices. We do not believe that our operating requirements for the next 12 months can be funded from cash provided by operations and cash reserves. Therefore, we intend to seek additional debt or equity financing through public or private placements of our securities. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. Our consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that we will continue as a going concern. Our recurring losses from operations, negative cash flows, and future need for additional capital raise substantial doubts about our ability to continue as a going concern. We may revise our plans in response to future changes in the mobile communications industry in general and the demand for our services in particular, our results of operations, our other capital requirements and other relevant factors. We believe there may be some attractive opportunities to expand by making strategic acquisitions of businesses or assets in the current economic environment. We believe that we will likely fund any such acquisition through the issuance of debt or additional equity securities.

MARKET RISK DISCLOSURE

     During the year ended December 31, 2000, we billed and collected in U.S. dollars. To the extent possible, cash is held in interest bearing U.S. dollar accounts. Funds are transferred from these accounts and converted to local currencies (primarily Icelandic and Swedish krona) as necessary to pay local operating expenses. Accordingly, we are exposed to risks in changes in foreign currency exchange rates. For financial reporting purposes, assets and liabilities of our foreign subsidiaries, whose functional currency is the local currency, are translated at exchanges rates prevailing at the end of the period. OZ hf., our Icelandic subsidiary, carries on its financial statements an intercompany loan that is payable to us in U.S. dollars. If the U.S. dollar currency exchange rate increases relative to the Icelandic krona, as it did in 2000, then the principal amount of this intercompany loan on our subsidiary's financial statements will increase. Any difference in the carrying value of this liability at the end of an accounting period ($148,682 and ($1,243,969) at December 31, 1999 and December 31, 2000, respectively) is included in foreign currency exchange gain (loss) on the consolidated statements of operations. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from translating the financial statements of foreign subsidiaries ($56,886 and $667,810 at December 31, 1999 and December 31, 2000, respectively) are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders' equity.

     We have borrowed funds in Iceland, which are secured by our facility at Snorrabraut 54, Reykjavik. While the interest rates on these loans are fixed, the original principal balance is adjusted monthly for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. Accordingly, we are exposed to risks in changes in the Icelandic consumer price index, which tends to rise quickly in inflationary economic conditions. The change in the consumer price index during 1999 and 2000 was 5.6% and 4.2%. The estimated change in 2001 is 6%.

INCOME TAXES

     At December 31, 2000 we had net operating loss carryforwards of approximately $23.9 million, $11.9 million, and $4 million for federal, state and foreign income tax purposes, respectively. Unless we utilize these beforehand to offset future taxable income, if any, these carryforwards will expire from year 2001 through 2020.

IMPACT OF PRICING, INFLATION AND SEASONALITY

     The pricing of our products and services is primarily a function of the perceived need for our products and services, the availability of competitive products or services, the presence of competition for end users within a particular market and the degree of acceptance of the mobile phone as an entertainment and commercial transaction device. Our pricing model for mPresence(TM) will in many cases be based on a fixed price per user per month and/or on a revenue sharing model in which we will take a percentage of revenues resulting from each end user using the various services or being exposed to advertisements. Our future revenues are therefore largely dependent on the number of subscribers to the wireless network operators or Internet businesses that utilize our products and services. We are not able to make reliable estimates as to the rate of adoption by the subscribers of the particular services offered through our products. It is therefore difficult to predict the size of our future revenues and these future revenues will be largely dependent on the number of subscribers to the wireless network operators or Internet businesses, in general, and the subscription to the services offered through our products, in particular. The price that subscribers will be willing to pay for these services is also difficult to estimate.

     We believe that inflationary trends had no material impact on the results of our operations during the year ended December 31, 2000.

     Our revenues and operating results are expected to vary, sometimes substantially, from quarter to quarter. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including:

     - the timing of large transactions,

     - an estimated initial sales cycle of three to six months,

     - the proportion of revenues attributable to revenue-sharing or fixed per end-user fees versus revenues from software sales,

     - changes in the level of operating expenses,

     - the utilization rate of our development services employees,

     - demand for our products and services,

     - the introduction of new products and product enhancements by us or our competitors,

     - changes in customer budgets,

     - competitive conditions in the industry, and

     - general economic conditions.

     Further, the purchase of our products and services often involves a significant commitment of capital by our customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. Accordingly, the sales cycles for our products and services are typically lengthy, with an estimated initial sales cycle of six to nine months, and subject to a number of significant risks over which we have little or no control, including our customers' budgetary constraints and internal authorization reviews.

     In addition, we expect our quarterly operating results to be subject to seasonal fluctuations. We do not yet see a pattern in licensing revenues (i.e., from the sales of iPulse(TM) licenses or mPresence(TM) and value-added services), but we have observed seasonality in our service businesses. Our revenues and operating results from development contracts and customer services are typically lower in the second and third quarters than the remainder of the year because these revenues are to some extent dependent on the availability of professional staff and a disproportionate number of holidays or vacation days typically fall in these quarters. In particular, our third fiscal quarter includes the months of July and August, when billable service activity by professional staff, as well as engagement decisions by customers, are reduced due to summer vacation schedules.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     OZ.COM

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGES
                                                              ---------
Independent Auditors' Reports...............................    37 - 38
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................         39
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 2000................................         40
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) and Comprehensive Income for the years ended
  December 31, 1999 and 2000................................         41
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 2000................................         42
Notes to Consolidated Financial Statements..................    43 - 57

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Stockholders of OZ.COM
Reykjavik, Iceland

We have audited the accompanying consolidated balance sheet of OZ.COM and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative cash flows, and future need for additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche hf.
Hjorleifur Palsson
State Authorized Public Accountant
Reykjavik, Iceland
May 21, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of OZ.COM.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of OZ.COM and its subsidiaries at December 31, 1999 and the results of their operations and their cash flow for the year ended December 31, 1999 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of OZ.COM's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 16 to the financial statements, OZ.COM changed its method of accounting for revenue and restated its 1999 financial statements to conform with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming OZ.COM will continue as a going concern. As discussed in Note 1 to the financial statements, OZ.COM has suffered recurring losses from operations and has a net capital deficiency that raise doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS EHF
Reykjavik, Iceland

April 14, 2000, except for
Note 1 which is as of May 3, 2000
and for Notes 1, Going Concern
and 16 which are as of May 21, 2001

                                     OZ.COM

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999             2000
                                                              -------------    ------------
                                                               AS RESTATED
                                                              (SEE NOTE 16)
Assets

Current assets:
  Cash and cash equivalents.................................  $ 13,603,592     $  3,559,559
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,377 and $104,546........................        22,456           98,235
  Accounts receivable from shareholder (Note 2).............     1,391,816        3,413,433
  Prepaid expenses and other current assets.................       406,232          530,777
                                                              ------------     ------------
          Total current assets..............................    15,424,096        7,602,004
Property and equipment, net (Note 3)........................     2,079,531        3,879,161
License, net of accumulated amortization of $36,684.........            --          852,205
Goodwill, net of accumulated amortization of $448,505.......            --       15,076,668
Other assets................................................       130,510               --
                                                              ------------     ------------
          Total assets......................................  $ 17,634,137     $ 27,410,038
                                                              ============     ============
Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable....................................  $    188,305     $    558,483
  Accrued liabilities (Note 4)..............................       505,133        1,111,304
  Current portion of deferred revenue.......................       236,571        1,767,107
  Current portion of notes payable (Note 5).................        24,069           21,476
  Current portion of capital lease obligation...............         3,384               --
                                                              ------------     ------------
          Total current liabilities.........................       957,462        3,458,370
  Notes payable (Note 5)....................................       505,445          429,521
  Deferred revenue..........................................       236,572        1,011,957
                                                              ------------     ------------
          Total liabilities.................................     1,699,479        4,899,848
                                                              ------------     ------------
Minority interest...........................................            --            8,489

Redeemable convertible preferred stock, $0.01 par value
  10,052,431 shares issued and outstanding..................    13,068,160               --
Redeemable common stock, $0.01 par value (Note 2)...........            --        4,500,000
Commitments and contingencies (Note 15).....................            --               --

Shareholders' equity: (Note 7)
  Convertible preferred stock, $0.01 par value:
     5,685,218 and 14,680,964 shares issued and outstanding
     (liquidation value $14,680,964)........................     5,384,976       17,079,446
  Common stock, $0.01 par value:
     275,000,000 shares authorized:
     68,359,078 and 89,479,596 shares issued and
      outstanding...........................................       683,591          894,796
  Additional paid-in capital................................    10,440,238       30,834,321
  Notes receivable from shareholders (Note 11)..............      (200,200)        (353,900)
  Deferred compensation (Note 9)............................      (376,668)      (4,032,567)
  Accumulated deficit including accumulated other
     comprehensive income of $56,886 and $667,810...........   (13,065,439)     (26,420,395)
                                                              ------------     ------------
          Total shareholders' equity........................     2,866,498       18,001,701
                                                              ------------     ------------
          Total liabilities and shareholders' equity........  $ 17,634,137     $ 27,410,038
                                                              ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                     OZ.COM

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999             2000
                                                              -------------    ------------
                                                               AS RESTATED
                                                              (SEE NOTE 16)
REVENUES
  Development services......................................   $ 4,518,238     $  7,724,249
  Client services...........................................            --          299,756
  License fees..............................................        78,857          279,880
                                                               -----------     ------------
          Total revenues....................................     4,597,095        8,303,885
COST OF REVENUES
  Development services......................................     3,309,870        4,381,512
  Client services...........................................            --          740,667
                                                               -----------     ------------
          Total cost of revenues............................     3,309,870        5,122,179
                                                               -----------     ------------
          Gross profit......................................     1,287,225        3,181,706

OPERATING EXPENSES
  Sales and marketing.......................................     1,924,807        4,974,366
  General and administrative (including stock-based
     compensation of $88,094 and $1,314,101)................     2,256,542        8,078,198
  Research and development..................................       487,388        3,193,882
                                                               -----------     ------------
          Total operating expenses..........................     4,668,737       16,246,446
                                                               -----------     ------------

          Operating loss....................................    (3,381,512)     (13,064,740)
                                                               -----------     ------------

Interest income.............................................       399,322          441,466
Interest expense............................................       (80,749)        (109,333)
Foreign currency exchange gain (loss).......................       148,682       (1,243,969)
Other income (expense), net.................................       (17,861)         (14,588)
                                                               -----------     ------------
          Loss before provision for income taxes and
            minority interest...............................    (2,932,118)     (13,991,164)
Income taxes................................................            --               --
Minority interest...........................................            --           25,284
                                                               -----------     ------------
          Net loss..........................................   $(2,932,118)     (13,965,880)
                                                               ===========     ============

Basic and diluted net loss per share (Note 8)...............   $     (0.04)    $      (0.19)
                                                               ===========     ============

Weighted average number of shares outstanding...............    66,228,956       72,904,841
                                                               ===========     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                     OZ.COM

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                             1999                          2000
                                                  --------------------------    --------------------------
                                                    SHARES         AMOUNT         SHARES         AMOUNT
                                                  ----------    ------------    ----------    ------------
Preferred Stock:
  Balance, beginning of year....................   5,398,755    $  5,012,574     5,685,218    $  5,384,976
  Redeemable preferred shares reclassified to
    permanent equity............................          --              --    10,052,431      13,038,160
  Conversion of common stock to preferred
    stock.......................................     286,463         372,402            --              --
  Conversion of preferred stock to common
    stock.......................................          --              --    (1,056,685)     (1,373,691)
                                                  ----------    ------------    ----------    ------------
    Balance, end of year........................   5,685,218    $  5,384,976    14,680,964    $ 17,079,446
                                                  ==========    ============    ==========    ============
Common Stock and Additional Paid in Capital:
  Balance, beginning of year....................  61,449,556    $  4,216,184    68,359,078    $ 11,123,829
  Issuance of warrants to purchase preferred
    stock, as restated (see Note 16)............          --         448,000            --              --
  Common stock issued...........................   2,000,000       3,510,000    16,475,131      13,787,395
  Employee stock options exercised..............   1,513,484         280,348     2,532,017         474,202
  Common stock issued for employee
    compensation................................     122,814          79,229            --              --
  Deferred compensation from stock option
    grants......................................          --         350,470            --       4,970,000
  Convertible bonds converted to common stock,
    as restated (see Note 16)...................   3,846,150       2,612,000            --              --
  Conversion of preferred stock to common
    stock.......................................          --              --     2,113,370       1,373,691
  Conversion of common stock to preferred
    stock.......................................    (572,926)       (372,402)           --              --
                                                  ----------    ------------    ----------    ------------
  Balance, end of year, as restated (see Note
    16).........................................  68,359,078    $ 11,123,829    89,479,596    $ 31,729,117
                                                  ==========    ============    ==========    ============
Notes Receivable from Shareholders (Note 11):
  Balance, beginning of year....................                $    (74,600)                 $   (200,200)
  Notes receivable issued.......................                    (141,000)                     (189,500)
  Payments received.............................                      15,400                        35,800
                                                                ------------                  ------------
    Balance, end of year........................                $   (200,200)                 $   (353,900)
                                                                ============                  ============
Deferred Compensation:
  Balance, beginning of year....................                $   (114,292)                 $   (376,668)
  Deferred compensation arising from option
    grants......................................                    (350,470)                   (4,970,000)
  Amortization of deferred compensation.........                      88,094                     1,314,101
                                                                ------------                  ------------
    Balance, end of year........................                $   (376,668)                 $ (4,032,567)
                                                                ============                  ============
Accumulated Deficit and Accumulated Other
  Comprehensive Income:
  Balance, beginning of year....................                $(10,118,301)                 $(13,065,439)
                                                                ------------                  ------------
    Net loss, as restated (see Note 16).........                  (2,932,118)                  (13,965,880)
  Other comprehensive income (loss):
    Translation adjustments.....................                     (15,020)                      610,924
                                                                ------------                  ------------
      Comprehensive income, as restated (see
         Note 16)...............................                  (2,947,138)                  (13,354,956)
                                                                ------------                  ------------
      Balance, end of year, as restated (see
         Note 16)...............................                $(13,065,439)                 $(26,420,395)
                                                                ============                  ============
      Total shareholders' equity, as restated
         (see Note 16)..........................                $  2,866,498                  $ 18,001,701
                                                                ============                  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                     OZ.COM

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  1999             2000
                                                              -------------    ------------
                                                               AS RESTATED
                                                              (SEE NOTE 16)
Cash flows from operating activities:
  Net loss..................................................   $(2,932,118)    $(13,965,880)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................       344,000        1,196,888
    Minority interest.......................................            --          (25,284)
    Provision for doubtful accounts.........................            --          103,170
    Noncash charges.........................................        99,920               --
    Amortization of deferred compensation...................        88,094        1,314,101
Changes in operating assets and liabilities:
  Increase in accounts receivable...........................      (496,281)      (2,200,567)
  (Increase) decrease in prepaid expenses and other
    assets..................................................      (165,744)          38,238
  Increase (decrease) in trade accounts payable.............      (192,618)         370,178
  Increase in accrued liabilities...........................       200,115          479,505
  Increase in deferred revenue..............................       473,143        2,305,922
                                                               -----------     ------------
         Net cash used in operating activities..............    (2,581,449)     (10,383,729)
                                                               -----------     ------------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (948,932)      (2,511,329)
  Proceeds from sales of furniture and equipment............        17,875               --
  Cash acquired in acquisition of MCE Holding Corporation...            --        2,000,000
                                                               -----------     ------------
         Net cash used in investing activities..............      (931,057)        (511,329)
                                                               -----------     ------------
Cash flows from financing activities:
  Bank overdraft............................................      (383,304)              --
  Issuance of warrants......................................       448,000               --
  Issuance of preferred stock...............................    13,068,160               --
  Issuance of common stock..................................     3,510,000               --
  Exercise of employee stock options........................       154,748          322,002
  Repayments of notes payable...............................       (19,047)         (78,517)
  Payment of capital lease obligation.......................       (15,714)          (3,384)
                                                               -----------     ------------
         Net cash provided by financing activities..........    16,762,843          240,101
                                                               -----------     ------------
Effect of currency exchange rates on cash...................       (15,020)         610,924
                                                               -----------     ------------
         Net increase (decrease) in cash....................    13,235,317      (10,044,033)
Cash and cash equivalents at beginning of year..............       368,275       13,603,592
                                                               -----------     ------------
Cash and cash equivalents at end of year....................   $13,603,592     $  3,559,559
                                                               ===========     ============
Supplemental cash flow information:
  Interest paid.............................................   $    49,698     $     48,135
                                                               ===========     ============
Supplemental schedule of non-cash investing and financing
  activities:
  Conversion of bonds to common stock.......................   $ 2,612,000               --
                                                               ===========     ============
  Conversion of common stock to preferred stock.............   $   372,402               --
                                                               ===========     ============
  Conversion of preferred stock to common stock.............            --     $  1,373,691
                                                               ===========     ============
  Common stock issued to acquire MCE Holding Corporation....            --     $ 18,287,395
                                                               ===========     ============
  Common stock issued for notes.............................   $   141,000     $    189,500
                                                               ===========     ============
  Common stock issued for employee compensation.............   $    79,229               --
                                                               ===========     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                     OZ.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization

     OZ.COM was incorporated in California in December 1995. OZ.COM and its subsidiaries (the "Company") are developers and vendors of software and services, including hosting services, that enable the delivery of wireless and Internet-based services over multiple communications networks, including wireless networks, the public fixed telephone network and the Internet. The Company conducts its marketing and sales in North America, Iceland and Sweden, while design and development activities are primarily conducted in Iceland and Canada. Through December 2000, the Company's business has primarily been in the development of customer specific software products.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of OZ.COM and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

  Going Concern

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to developing new products and has incurred losses and negative cash flows from operations since inception. The Company does not believe that its operating requirements for the next 12 months can be funded from cash provided by operations and cash reserves. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through the offering of debt or equity securities. The Company is also limiting discretionary expenses in all categories and plans to halt its growth, except for some expansion in Montreal, which may be offset by some attrition in other offices. However, there can be no assurance that the Company's efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments, which are readily convertible into cash or have maturities of three months or less on the date of purchase.

  Financial Instruments

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and notes payable. Cash and cash equivalents are held with financial institutions with high credit standings.

     The customer base currently consists of two large related party customers. The concentration of credit risk with these customers is not considered significant due to their size and credit standing. See the discussion of related parties in Note 2. The carrying value approximates fair value for all financial instruments.

                                     OZ.COM

  Property and Equipment

     Property and equipment, including property under capital leases, are recorded at cost. The Company uses the straight-line method in computing depreciation based on the estimated useful lives of the assets. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings -- 50 years; computer equipment and software -- 2 to 3 years; furniture and leasehold improvements -- 5 years or the life of the lease, whichever is shorter; and other equipment -- 5 years.

     Maintenance and repairs are expensed as incurred, while capital improvements to assets are recorded as an addition to the original cost of the asset and depreciated over the remaining useful life of the related asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

  Impairment of Long-Lived Assets

     The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held for use is measured by comparing the carrying amount of an asset to the undiscounted estimated future cash flows expected to be generated by the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If any such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds its fair value. The Company has made no adjustment to the carrying values of long-lived assets during the years ended December 31, 1999 and 2000.

  Capitalized Software Development Costs

     Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and, therefore, the Company has not capitalized any such costs.

  Research and Development

     The Company expenses all research and development costs as incurred.

  Revenue Recognition

     The Company's revenues consist primarily of fees for software development received from contracted research and development agreements. Revenues from contracted research and development agreements are recognized at the completion and acceptance of the project by the customer provided that the fee is fixed and determinable, and collection is considered probable by management. The Company also has software license revenue, which consists of software technology licensed to Ericsson. License revenue is amortized over the life of the agreement upon delivery and acceptance of the software license.

     Additionally, the Company earns revenue from client services including the delivery of software applications and value added services that are hosted on the Company's network. Because these applications can also be run on the Company's customers' networks, the Company refers to this as a "hosted service" when it is delivered from the Company's network.

     Maintenance and support is included in a hosted solution, but would be charged separately if a customer chose to purchase a value added service or an application that it would deliver from its own network. Client

                                     OZ.COM
services also include consulting, customization and implementation services of Internet platform products the Company has developed under a General Co-Operation and Development Agreement dated February 1999 with Ericsson, which was superseded by an agreement of the same name dated November 1, 2000. Revenues from all these services will be recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

     Deferred revenue is comprised of software technology license fees received in advance of satisfying revenue recognition criteria related to the 1999 development agreements with Ericsson. Payments for certain development work for Ericsson and Microcell in connection with the 2000 development agreements with Ericsson and Microcell are recorded as deferred revenue and will be recognized as revenue upon completion of such agreements.

     The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately twelve months following initial shipment to the customer. As of December 31, 2000, the Company had not incurred any significant expenses related to warranty claims.

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

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted statutory rates in the relevant tax jurisdictions. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely invested in foreign operations.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at the year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders' equity.

  Stock Split and Establishment of Par Value

     On May 3, 2000, the shareholders of the Company approved a 2-for-1 stock split of the Company's common stock and the establishment of a par value for common stock and preferred stock of $0.01 per share. The consolidated financial statements give retroactive effect to these events for all periods presented.

                                     OZ.COM

  Earnings Per Share

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year plus the effect of common stock issuable upon the exercise of employee stock options and common stock warrants using the treasury stock method and the effect of convertible debt and convertible preferred shares using the if converted method.

  Employee Stock-Based Compensation

     The Company accounts for stock-based compensation under the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is discussed in Note 10.

  Stock-Based Compensation for Non-Employees

     The Company periodically settles fees incurred for professional services through the issuance of common stock. The number of shares of common stock equal to the fees incurred is calculated and issued based upon the fair value of common stock on the date of issuance.

  Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after January 1, 2001. The adoption of SFAS 133 in the first quarter of 2001 did not have a material effect on the Company's results of operations or financial condition.

  Reclassifications

     Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

 2. RELATED PARTY TRANSACTIONS:

     In February 1999, the Company entered into a stock and warrant purchase agreement with Ericsson, Inc. pursuant to which Ericsson received a warrant and other purchase rights to purchase up to 10,052,431 shares of the Company's Series A Preferred stock at $1.30 per share, at the time equal to approximately 20% of the capital stock of the Company on an as-converted basis. In June 1999, Ericsson exercised its warrant by purchasing 4,769,231 shares of the Company's Series A Preferred stock for total cash consideration of $6,200,000. In October 1999, Ericsson exercised the balance of its purchase rights by purchasing 5,283,200 shares of the Company's Series A Preferred stock for total cash consideration of $6,868,160. The warrant had a contracted life of four months, the purchase rights were conditioned upon exercise of the warrant and had a contracted life of approximately four months commencing on the exercise date of the warrant, and based upon a fair value calculation, the fair value of the warrant and purchase rights at the date of issuance was $448,000, which was allocated to additional paid-in capital at the inception of the agreement. The fair value was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were: interest rate of 4.5%; contract life of four months; expected volatility of 75%; and expected dividends of zero.

     In February 1999, Ericsson and the Company entered into two agreements, which formed the basis for a strategic alliance between the two companies. Pursuant to these agreements, the companies agreed to cooperate in the area of Internet-based technologies, applications and services, including, but not limited to,

                                     OZ.COM
development, testing, integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company. The parties' co-operation is non-exclusive and each party's participation is based on its individual evaluation of the commercial viability and expected benefits of the relationship. The initial terms of the agreements expire on December 31, 2001, but the agreements renew automatically for one-year terms until terminated by either party.

     Under the terms of one of the agreements, as long as Ericsson owns shares representing 5% or more of the capital stock of the Company, the Company must inform Ericsson of any proposal to license or sell any of the technology covered in the agreement or to enter into any transaction with any principal competitor of Ericsson. Ericsson may opt to enter into the proposed transaction on the same terms and conditions.

     In October 2000, the Company and Ericsson Inc. entered into Amendment Number One to the Shareholder Rights Agreement ("Amendment No. One"), which eliminates Ericsson's right under the Shareholder Rights Agreement dated February 4, 1999 to require the Company to repurchase the shares of Series A Preferred Stock and/or Common Stock owned by Ericsson. Prior to Amendment No. One, the Series A Preferred stock held by Ericsson had been recorded in temporary equity on the Company's consolidated balance sheet. With the elimination of Ericsson's right of redemption, this Series A Preferred stock was transferred to permanent shareholders' equity in the fourth quarter of 2000.

     For the years ended December 31, 1999 and 2000, the Company recognized revenue from Ericsson in the amounts of $3,988,390 and $7,778,505, respectively. At December 31, 2000, all amounts classified as trade accounts receivable from shareholder in the accompanying consolidated balance sheets are due from Ericsson in connection with development agreements.

     On November 8, 2000, the Company completed its acquisition of all the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance (the "Strategic Alliance") of Microcell Capital II, Inc. ("Microcell") and Ericsson Canada Inc. ("Ericsson Canada") formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company ("OZ Canada") following the closing of the transaction.

     The transaction was closed pursuant to two Share Exchange Agreements (the "Acquisition Agreements") dated November 8, 2000 by and between the Company and each of Microcell and Ericsson Canada as the former stockholders of MCE Holding Corporation. The acquisition was structured as a stock-for-stock exchange in which the Company issued an aggregate of 16,475,131 shares of its common stock to Microcell and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $18.4 million. The Company has accounted for the transaction using the purchase method of accounting. The Strategic Alliance had no operations prior to the acquisition. The excess of the purchase price over the estimated fair value of the tangible net assets acquired amounted to approximately $16.4 million, with $15.5 million attributable to goodwill and $0.9 million attributable to a fully paid-up iPulse
1.5 license for the benefit of Microcell and its affiliates. The Company will amortize the goodwill on a straight-line basis over an estimated useful life of five years and the iPulse 1.5 license on a straight-line basis over an estimated useful life of 3.5 years. The estimated fair values and useful lives are a preliminary determination based on available information.

     The acquired assets consist of cash and licensed technology to be used in the business of developing and marketing Internet application technology for wireless service providers.

     In connection with the acquisition, the Company entered into a shareholder agreement with Microcell and two of the Company's directors and officers, Skuli Mogensen and Guojon Mar Guojonsson. This agreement gives Microcell the right to participate in any sales of the Company's shares by either Mr. Mogensen or Mr. Guojonsson and, with some exceptions, to purchase pro rata shares of the Company's

                                     OZ.COM
securities offered by the Company. In addition, Messrs. Mogensen and Guojonsson have agreed to vote a sufficient number of the Company's shares to enable a nominee of Microcell to sit on the board of directors of the Company.

     The Company also entered into a shareholder agreement with Ericsson Canada, Skuli Mogensen and Guojon Mar Guojonsson. This agreement gives Ericsson Canada the right to participate in any sales of the Company's shares by either Mr. Mogensen or Mr. Guojonsson and, with some exceptions, to purchase pro rata shares of the Company's securities offered by the Company.

     The Acquisition Agreement with Microcell grants Microcell the right, during the period from February 15, 2002 until April 15, 2002, to require the Company to repurchase the 11,405,860 shares delivered to Microcell in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002 the Company fails to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933 ("Securities Act"), or a public offering in which OZ.COM's shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. The 11,405,860 shares that are subject to this right have an issue value of $12.7 million, which has been allocated to shareholders' equity in the Company's consolidated balance sheet less the amount related to the redemption value of $4.5 million. The redemption value of $4.5 million is allocated to temporary equity on the balance sheet.

     In connection with the acquisition, OZ Canada entered into a General Co-Operation Development Agreement ("Microcell GCDA") with Microcell Labs, Inc. ("Microcell Labs") on November 8, 2000, pursuant to which Microcell Labs agreed to use OZ Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications under the terms and conditions of the Microcell GCDA. Under the terms of the Microcell GCDA, Microcell Labs has committed to purchasing $9 million in consulting and development services and technology licenses during the term of the Microcell GCDA. OZ Canada will have full ownership of the products developed under the Microcell GCDA and their related intellectual property rights. However, if the products are unrelated to OZ Canada's product offerings or if the products are completed by Microcell Labs as a result of OZ Canada's breach of the Microcell GCDA, Microcell Labs will own the product and its related intellectual property rights, with OZ Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell Labs will have a license to use, sell and distribute for commercial use by Microcell Labs and its affiliates all products developed under the Microcell GCDA. The license will be royalty free, except that Microcell Labs will pay to OZ Canada 10% of its net revenues attributable to the sale or license of the products during the three-year term after the commercial launch of the products. OZ Canada will pay to Microcell Labs 10% of all of its net revenues attributable to the sale or license of products developed under the Microcell GCDA during the three-year term commencing with the commercial launch of the products. The term of the Microcell GCDA is three years, unless earlier terminated by written notice of a party upon a petition for bankruptcy by the other party or the occurrence of an insolvency related event with respect to the other party.

     In connection with the acquisition, OZ Canada also concluded a Specific Development and Consulting Agreement ("Microcell SDCA") with Microcell Labs dated November 8, 2000 pursuant to which OZ Canada granted to Microcell Labs a non-exclusive, non-transferable, non-revocable license to use iPulse 1.5. Except for the revenue sharing payments under the Microcell GCDA the license is royalty-free. Ericsson had granted to MCE Holding Corporation the right to grant a license to iPulse 1.5 and agreed to the assignment of this right to OZ Canada.

     In addition, OZ Canada entered into a Specific Co-Operation and Development Agreement with Ericsson Canada on November 8, 2000 ("Ericsson SCDA") in connection with the acquisition pursuant to which OZ Canada will provide consulting and development services in the areas of mobile Internet applications for third generation ("3G") mobile telephony platforms. The Ericsson SCDA is an agreement

                                     OZ.COM
under the General Co-Operation and Development Agreement entered into on November 1, 2000 between an affiliate of Ericsson Canada, Ericsson Radio Systems AB ("Ericsson Radio Systems"), and the Company. Under the terms of the Ericsson SCDA, Ericsson Canada will advance to OZ Canada a total of $6 million in quarterly installments over the Ericsson SCDA's two-year term, which installments will be applied by Ericsson Canada against amounts due for development work performed under the Ericsson SCDA. OZ Canada will have access to Ericsson Canada's 3G laboratories and will receive up to 6,000 hours of assistance from qualified 3G experts for testing of the 3G development work.

     Ericsson Canada is a subsidiary of LM Ericsson, Sweden. Another subsidiary of LM Ericsson, Ericsson, Inc., owns 10,052,431 shares of the Company's Series A Preferred stock, which is currently convertible into the Company's common stock on a two-for-one basis. Under the terms of a shareholders agreement entered into in February 1999 among Ericsson, Inc., the Company and Messrs. Skuli Mogensen and Gu(LOGO)jon Mar Gu(LOGO)jonsson, Messrs. Skuli Mogensen and Gu(LOGO)jon Mar Gu(LOGO)jonsson have agreed to vote a sufficient number of shares to elect a nominee of Ericsson Inc. to the Company's board of directors. Currently, an Ericsson, Inc. nominee sits on the Company's board of directors. The Company and Ericsson Radio Systems entered into a Specific Co-Operation and Development Agreement in February 1999 under which the Company is performing development work for Ericsson Radio Systems related to Ericsson's iPulse product, as well as a value added license distribution agreement under which the Company may offer the iPulse product to its customers in exchange for royalties. In addition, the Company and Ericsson Radio Systems entered into two agency agreements which allow the Company to act as a sales agent for Ericsson's iPulse product and allow Ericsson Radio Systems to act as a sales agent for the Company's mPresence services offering, in return for certain sales commissions and referral fees.

     Assuming MCE Holding Corporation was acquired on January 1, 1999 the unaudited pro forma revenues for the years ended December 31, 1999 and 2000 were $4,597,095 and $8,303,885. Pro forma loss before income taxes for the years ended December 31, 1999 and 2000 was $6,171,000 and $16,750,000. Pro forma net loss for the years ended December 31, 1999 and 2000 was $6,171,000 and $16,725,000. Pro forma net loss per share for the years ended December 31, 1999 and 2000 was $(0.07) and $(0.19).

 3. PROPERTY AND EQUIPMENT:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           2000
                                                    -----------    -----------
Buildings.........................................  $ 1,383,156    $ 1,405,851
Computer equipment and software...................    1,272,654      3,130,158
Computer equipment under capital lease............      197,252             --
Furniture and leasehold improvements..............      400,940      1,006,539
Other equipment...................................       61,695         84,225
                                                    -----------    -----------
                                                      3,315,697      5,626,773
Less accumulated depreciation and amortization....   (1,236,166)    (1,747,612)
                                                    -----------    -----------
                                                    $ 2,079,531    $ 3,879,161
                                                    ===========    ===========

     For the years ended December 31, 1999 and 2000 depreciation expense was $344,000 and $711,699. respectively.

                                     OZ.COM

 4. ACCRUED LIABILITIES:

     Accrued liabilities is comprised of the following at December 31, 1999 and 2000:

                                                         1999         2000
                                                       --------    ----------
Accrued vacation.....................................  $239,058    $  439,326
Other payroll liabilities............................   189,389       489,101
Other accrued liabilities............................    76,686       182,877
                                                       --------    ----------
                                                       $505,133    $1,111,304
                                                       ========    ==========

 5. NOTES PAYABLE:

     The Company has entered into several long-term borrowing agreements with Icelandic lenders. At December 31, 1999 and 2000 the following borrowings were outstanding:

                                                                             PRINCIPAL OUTSTANDING AT
                                                                                   DECEMBER 31,
                                          ANNUAL                             ------------------------
               LENDER                  INTEREST RATE      MATURITY DATE         1999          2000
               ------                  -------------    -----------------    ----------    ----------
Bunaoarbanki Islands hf(1)...........      6.85%        December 15, 2021     $150,219      $134,037
Bunaoarbanki Islands hf(2)...........      7.35%            June 15, 2009      114,167        91,145
Osta-og smjorsalan sf(3).............      6.00%          October 1, 2022      265,128       225,815
                                                                              --------      --------
                                                                              $529,514      $450,997
                                                                              ========      ========

---------------
(1) The bank note payable is denominated in Icelandic Krona ("ISK") with an original principal balance of ISK 10 million. The original principal balance is adjusted monthly for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. At December 31, 1999 and 2000, the adjusted principal balances are ISK 10,868,347 and ISK 11,322,129, respectively. Principal payments commence on July 15, 2009. Payments are made monthly on a pro-rata basis over the remaining 8.5 years of the note term. Interest payments are made on a monthly basis.

(2) The bank note payable is denominated in Icelandic Krona with an original principal balance of ISK 10 million. The original principal balance is adjusted annually for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. At December 31, 1999 and 2000 the adjusted principal balances are ISK 8,259,942 and ISK7,699,045, respectively. Principal payments commenced on January 15, 1997. Principal and interest payments are made monthly on a pro-rata basis of the remaining principal plus accrued interest balance.

(3) Note payable is denominated in Icelandic Krona with an original principal balance of ISK 20 million. The original principal balance is adjusted annually for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. At December 31, 1999 and 2000, the adjusted principal balances are ISK 19,182,022 and ISK 19,074,607, respectively. Principal payments commenced on October 1, 1997. Principal and interest payments are made annually on a pro-rata basis of the remaining principal plus accrued interest balance.

                                     OZ.COM

     Principal maturities of notes payable at December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31:
  2001....................................................  $ 21,476
  2002....................................................    21,476
  2003....................................................    21,476
  2004....................................................    21,476
  2005....................................................    21,476
  Thereafter..............................................   343,617
                                                            --------
          Total...........................................   450,997
Current portion...........................................   (21,476)
                                                            --------
Long-term portion.........................................  $429,521
                                                            ========

     Pursuant to the note agreements, the Company has pledged its buildings as collateral for several loans. The amount pledged at December 31, 1999 and 2000 approximates $534,000 and $687,000, respectively.

 6. CONVERTIBLE BONDS:

     In June 1998, the Company issued $2.5 million in convertible bonds. The bonds had a stated interest rate of 8% and were to mature on September 1, 2001. The bonds provided for annual interest payments beginning on September 1, 1999.

     In accordance with the terms of the bond agreement, the bonds were converted at the option of the bondholders into common stock from January 11, 1999 to May 31, 1999 at a conversion price of $0.65 per share of common stock.

 7. PREFERRED AND COMMON STOCK:

     The Company is authorized to issue 275 million shares of $0.01 par value common stock and 25 million shares of $0.01 par value preferred stock. Twenty million shares of preferred stock are designated as Series A Preferred. The remaining five million shares of preferred stock have not yet been designated.

     On December 14, 1997, the shareholders of the Company approved and adopted a plan of recapitalization. Under this plan, all shareholders who paid $0.2344 or more per share of common stock were permitted to exchange two shares of common stock for one share of Series A Preferred. The exchange was terminated on February 15, 1999. During the years ended December 1998 and 1999, 10,797,510 and 572,926 shares of common stock were converted to Series A Preferred, respectively. Amounts were reclassified from common stock to preferred stock on the specific identification method.

  Series A Preferred Shares

     The Company is authorized to issue 20 million shares of Series A Preferred stock. On December 31, 1999 and 2000, 15,737,649 and 15,480,964 shares of Series A Preferred were issued and outstanding. In the event of liquidation, dissolution, winding up or merger of the Company, either voluntary or involuntary, the holders of the Series A Preferred shares retain liquidation preference over the common shareholders equal to $1.00 per share, as adjusted for stock splits, stock dividends and other recapitalizations. If there are sufficient proceeds to pay the holders of the Series A Preferred stock their liquidation preference in full, then the holders of common stock are entitled to be paid an amount equal to $0.50 per share (as adjusted). Thereafter, holders of preferred and common stock share equally in any remaining assets.

     Holders of the Series A Preferred stock are entitled to vote on the basis of the number of shares of common stock into which the preferred stock could be converted on the record date for the vote.

                                     OZ.COM

     The Series A Preferred stock is convertible at any time into common stock at a ratio of one to two. All preferred stock will be converted into shares of common stock upon the closing of the sale of shares pursuant to a registration statement under the Securities Act of 1933 at an offering price of not less than $0.50 per share (adjusted to reflect any stock splits, recapitalizations, or combinations), and $5 million in the aggregate.

 8. NET LOSS PER SHARE:

     Diluted net loss per share does not differ from basic net loss per share since potential common stock from the conversion of preferred stock, stock options, convertible bonds and warrants are antidilutive for all periods presented and are, therefore, excluded from the calculation. Potentially dilutive securities not included in the diluted net loss per share calculation equivalent to 25.9 million and 34.9 million for the years ended December 31, 1999 and 2000, respectively, included preferred stock, stock options and warrants.

 9. EMPLOYEE STOCK OPTION PLANS:

  1995 Stock Option Plan

     In December 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which the Company has now reserved up to 13,000,000 shares of common stock for issuance to all employees, except employees of the Company's Swedish subsidiary, outside directors and certain consultants, as determined on a case-by-case basis. The Company has the ability to grant both incentive and supplemental stock options. Incentive stock options are issuable at an exercise price at least equal to the fair value of the Company's shares of common stock at the date of grant. Supplemental stock options may be issued at prices as low as 85% of fair market value. Compensation expense is recorded for options granted at prices below fair market value on the date of grant. Both incentive and supplemental stock options have a maximum term of ten years.

     At December 31, 2000, the Company had 7,837,003 authorized shares to be granted under the 1995 Plan.

  1998 Incentive Stock Option Plan

     In May 1998, the Company adopted the 1998 Incentive Stock Plan (the "1998 Plan"), under which the Company has reserved up to 2,000,000 shares of common stock. The 1998 Plan provides for grants to directors, executive officers and selected employees and consultants ("Participants"). Under this plan the Company may grant stock to Participants for which the Participant is not obligated to pay additional consideration ("Stock Award") and may grant Participants the right to purchase a specified number of shares of common stock pursuant to a written agreement issued under the 1998 Plan ("Stock Purchase Offer"). Shares of common stock that Participants may receive as a Stock Award or under a Stock Purchase Offer may include restrictions on transfer, repurchase rights, rights of first refusal and forfeiture provisions. There is no restriction to the term of exercisability unless the employee terminates his employment. At December 31, 2000, there were 1,317,924 shares remaining, which were available for future grants under the 1998 Plan.

                                     OZ.COM

     A summary of options outstanding and activity under the 1995 and 1998 stock option plans is as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                NUMBER OF       PRICE PER       EXERCISE
                                                  SHARES          SHARE          PRICE
                                                ----------    --------------    --------
Outstanding at January 1, 1999................   7,999,000             $0.10     $0.10
Options granted...............................   2,736,000      0.10  - 1.20      0.93
Options exercised.............................  (1,636,298)     0.10  - 1.18      0.22
Options forfeited.............................  (1,721,436)     0.10  - 1.20      0.35
                                                ----------    --------------     -----
Outstanding at December 31, 1999..............   7,377,266      0.10  - 1.20      0.33
Options granted...............................   2,240,000      1.175 - 1.25      1.21
Options exercised.............................  (2,532,017)     0.10  - 1.20      0.18
Options forfeited.............................    (859,417)     0.10  - 1.20      0.31
                                                ----------    --------------     -----
Outstanding at December 31, 2000..............   6,225,832    $1.175 - $1.25     $0.75
                                                ==========    ==============     =====

     Information regarding the stock options outstanding at December 31, 2000 is summarized below:

                                                     OPTIONS OUTSTANDING
                                                    ----------------------      OPTION
                                                                 REMAINING    EXERCISABLE
                                                     SHARES        LIFE         SHARES
                                                    ---------    ---------    -----------
$0.10.............................................  2,774,332    7.1 years     1,299,667
$1.175............................................  2,206,500    9.1 years       266,000
$1.20.............................................    205,000    8.4 years        60,000
$1.25.............................................  1,040,000    9.3 years            --
                                                    ---------                  ---------
                                                    6,225,832                  1,625,667
                                                    =========                  =========

     The Company recorded deferred compensation of $350,470 and $4,970,000 for options granted at less than fair value during 1999 and 2000, respectively. This deferred compensation, net of cancellations, is being amortized ratably over the vesting period of the related options.

     The following information concerning the Company's stock option plans is provided in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The fair value of options granted in 1999 and 2000 was estimated at the date of the grant using a Black-Scholes option pricing model. Weighted average assumptions used in determining the fair value of grants in 1999 and 2000, include a risk-free interest rate of 5.9% and 5.0%, and an expected life of five and one half years, expected volatility of 0% and 75% and expected dividend yields of zero.

     As a result of the above assumptions, the weighted average fair value of options granted in 1999 and 2000, was $0.93 and $2.85 per share, respectively.

     The pro forma net loss for the Company, for the years ended December 31, 1999 and 2000, following the provisions of SFAS 123, is $3,465,819 and $14,747,090, respectively. The pro forma net loss per share for the Company for the years ended December 31, 1999 and 2000, following the provisions of SFAS 123, is $0.05 and $0.20, respectively.

                                     OZ.COM

10. WARRANTS TO PURCHASE COMMON STOCK:

     As of December 31, 2000, the Company had the following warrants outstanding that are fully vested:

NUMBER OF   EXERCISE PRICE   EXPIRATION
WARRANTS      PER SHARE         DATE
---------   --------------   ----------
 308,000        $0.55           (1)
  40,000        $0.25           (2)
  80,000        $0.25           (3)
 -------
 428,000
 =======

---------------
(1) The warrants are held by unrelated parties and are exercisable until a sale of the Company's shares of common stock pursuant to an effective registration statement under the Securities Act or a consolidation (as defined) or merger of the Company into another corporation.

(2) The warrants are held by a third party and are exercisable until the earlier of October 31, 2001 or immediately prior to the completion of any consolidation (as defined) or merger of the Company.

(3) The warrants are held by a former employee and are exercisable until the earlier of February 1, 2002 or immediately prior to completion of any consolidation (as defined) or merger of the Company.

11. NOTES RECEIVABLE FROM SHAREHOLDERS:

     Under certain written agreements issued under the 1998 Incentive Stock Plan, the Company may issue shares of common stock to employees upon the receipt of a note receivable from the employee. The note receivable is secured by the shares of common stock, does not have a maturity date and is interest free. The Company does not realize any benefit or loss from changes in value of the underlying shares held by the Company as security of the note receivable. Upon termination any amount unpaid is settled through receipt of the original shares issued at the original exercise price.

     During 1999 and 2000, the Company issued 120,000 and 160,000 shares of common stock in exchange for notes receivable in the amount of $141,000 and $189,500, respectively. During 1999 and 2000, the Company received payments of $15,400 and $35,800 in exchange for 154,000 and 358,000 shares of common stock. At December 31, 1999 and 2000, notes receivable in the amount of $200,200 and $353,900 were outstanding for 712,000 and 514,000 shares of common stock, respectively.

12. INCOME TAXES:

     The components of deferred income taxes at December 31, 2000 are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           2000
                                                    -----------    -----------
Non-current deferred income tax assets:
  Net operating loss carryforwards................  $ 4,531,455    $ 9,508,622
  Other...........................................      144,111        202,204
                                                    -----------    -----------
          Total deferred income tax asset.........    4,675,566      9,710,826
Valuation allowance...............................   (4,675,566)    (9,710,826)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

     Due to the uncertain nature of the ultimate realization of the above deferred tax asset, the Company has recorded a valuation allowance against deferred tax assets.

                                     OZ.COM

     At December 31, 2000 the Company has net operating loss carryforwards of approximately $23,900,000, $11,900,000 and $4,000,000 for federal, state and foreign income tax purposes, respectively. These carryforwards will expire from year 2001 through 2020.

13. EMPLOYEE BENEFIT PLAN:

     In July 1997, the Company established a 401(k) defined contribution benefit plan covering all eligible employees. Company contributions to the plan may be made at the discretion of the Company. As of December 31, 2000, the Company has not made any contributions to the plan since its inception.

14. SEGMENTS:

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

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
Revenues:
  Development.......................................  $4,518,238    $7,724,249
  Client services...................................          --       299,756
  Licenses..........................................      78,857       279,880
                                                      ----------    ----------
          Total Revenues............................  $4,597,095    $8,303,885
                                                      ==========    ==========

     Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has sales operations in Stockholm, Sweden to address the European markets and in San Diego to address the United States and Canadian markets. Information regarding the Company's revenues in different geographic regions is as follows:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
Revenues:
  North America.....................................  $3,891,524    $7,393,299
  Europe (principally Iceland)......................     705,571       910,586
                                                      ----------    ----------
          Total Revenues............................  $4,597,095    $8,303,885
                                                      ==========    ==========

     Ericsson Telecom AB and/or its affiliates ("Ericsson") was the Company's most significant customer during the years ended December 31, 1999 and December 31, 2000. Microcell Telecommunications Inc. and/or its affiliates ("Microcell") became a significant customer in the three-month period ended December 31, 2000, accounting for payments to the Company in the amount of $1,750,000 for development services. These payments from Microcell were not recognized as revenue because of the significant related party relationship between Microcell and the Company at the inception of the contract. See Note 2, which discusses the nature of the relationship with these customers.

                                     OZ.COM

15. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various noncancellable operating leases for office space. Future minimum lease payments under operating leases as of December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31:
  2001....................................................  $254,404
  2002....................................................    74,948
  2003....................................................    74,948
  2004....................................................    67,058
  2005....................................................    27,612
  Thereafter..............................................    18,408
                                                            --------
          Total minimum lease payments....................  $517,378
                                                            ========

     On August 9, 2000, Garry Hare filed a complaint against us in the Superior Court for the City and County of San Francisco, California. Mr. Hare is a former director and officer whose employment was terminated in December 1998. We subsequently entered into a termination agreement with Mr. Hare. The amended complaint alleges fraud and breach of the employment and termination agreements. The amended complaint seeks compensatory damages according to proof, punitive damages according to proof, specific performance of the stock bonus portion of the termination agreement or employment agreement, a declaration that the termination agreement is void, and attorneys' fees and costs. The Company believes that the allegations in the amended complaint are without merit and intends to defend the complaint vigorously. In addition, the Company filed a cross-complaint against Mr. Hare on December 30, 2000, seeking attorneys' fees and damages for fraud and breach of the termination agreement. The ultimate outcome of this matter is not presently determinable.

16. RESTATEMENT:

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1999, the Company's management determined that the fair value of certain warrants issued should have been allocated to additional paid-in capital, certain previously recognized license revenue should have been amortized, and accrued interest expense related to the conversion of bonds payable to common stock should have been recognized as additional paid-in capital rather than a reduction in interest expense. As a result, the 1999 consolidated financial statements have been restated from amounts previously reported.

                                     OZ.COM

     A summary of effects of the restatement as of December 31, 1999 and for the year then ended is as follows:

                                                  YEAR ENDED DECEMBER 31, 1999
                                               -----------------------------------
                                               PREVIOUSLY REPORTED      RESTATED
                                               -------------------    ------------
Revenues.....................................     $  5,174,398        $  4,597,095
Operating loss...............................       (2,804,209)         (3,381,512)
Interest expense.............................           31,251             (80,749)
Loss before provision of income taxes........       (2,242,815)         (2,932,118)
Net loss.....................................       (2,242,815)         (2,932,118)
Net loss per share:
  Basic......................................            (0.03)              (0.04)
  Diluted....................................            (0.03)              (0.04)
Current portion of deferred revenue..........          171,920             236,571
Total current liabilities....................          892,811             957,462
Deferred revenue.............................          171,920             236,572
Total liabilities............................        1,570,176           1,699,479
Additional paid-in capital...................        9,880,238          10,440,238
Accumulated deficit including accumulated
  other comprehensive income.................      (12,376,136)        (13,065,439)
Shareholders' equity.........................        2,995,801           2,866,498

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 5, 2000, we dismissed PricewaterhouseCoopers ehf
("PricewaterhouseCoopers") as our independent auditors, as approved by the Audit Committee of our Board of Directors.

     The reports of PricewaterhouseCoopers on our financial statements for the past two fiscal years or for any subsequent interim period through December 5, 2000 did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

     We believe that there was no disagreement with PricewaterhouseCoopers in connection with the audit of our financial statements for our two most recent fiscal years or for any subsequent interim period through December 5, 2000, which disagreement if not resolved to their satisfaction would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreements in connection with its report.

     On December 19, 2000, we engaged Deloitte & Touche hf. ("Deloitte & Touche") as our new independent auditors.

     During the past two fiscal years and the subsequent interim period through December 5, 2000, we did not consult Deloitte & Touche regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements or any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

     The following table lists the members of the Board of Directors and provides their ages and positions with us as of March 31, 2001. Biographical information for each director is provided below.

                      NAME                        AGE                POSITION
                      ----                        ---                --------
Guojon Mar Guojonsson...........................  29     Director, Chief Visionary
Skuli Mogensen..................................  32     Director, Chief Executive Officer
Stig-Arne Larsson...............................  58     Director, Chairman of the Board
Lars Boman......................................  52     Director
Jeffrey Pulver..................................  38     Director
Andre Tremblay..................................  46     Director

     Guojon Mar Guojonsson, age 29, is our co-founder and our Chief Visionary. He has served as a director since December 1995. In 1990, he founded OZ, hf, our predecessor in Iceland. Mr. Guojonsson has worked extensively in the computer software, communications and Internet industry over the last decade. He has served as a government consultant on various projects and was responsible for designing a future vision for the Ministry of Communication in Iceland in 1998.

     Skuli Mogensen, age 32, is our co-founder and our Chief Executive Officer. Mr. Mogensen has served as a director since December 1995. He has been involved in several successful ventures in Scandinavia and has extensive international business experience. Mr. Mogensen is responsible for our overall business development, investment banking, major partners, general strategy and tactical input in major contracts and key accounts.

     Stig-Arne Larsson, age 58, has served as a director since May 2000 and serves as the acting Chairman of the Board. He is currently the Chief Executive Officer of Sal Ventures AB, a telecom and information technology consulting firm. Previously, he was the Chief Executive Officer and Chief Financial Officer of Telia Group, the incumbent Swedish telecom operator, and Deputy Director General and Finance Director at Swedish Telecom Televerket. Mr. Larsson is also a member of the board of directors of TradeDoubler AB, Generic Systems AB, Secode AB, Svenska Brand AB and Castellum AB.

     Jeffrey Pulver, age 38, has served as a director since May 2000. He is the President and founder of Pulver.com, Inc., an Internet-based consulting firm that publishes Internet technology related research, produces trade shows and related conferences and provides consulting services to the telecommunications industry. Mr. Pulver is one of the leading experts in the field of streaming audio and video technologies and their effect on business communications. He is a pioneer in the field of Internet telephony and is the founder of the Voice on the Net Coalition, which aims to keep the Internet telephony industry free from regulations.

     Lars Boman, age 52, has served as a director since May 2000. He is Vice President and Head of the Internet Applications Business Unit for Ericsson Radio Systems AB (ERA), Stockholm. Mr. Boman is a member of the board of directors of Ericsson Microsoft Mobile Venture.

     Andre Tremblay, age 46, has served as a director since November 2000. He has been the President and Chief Executive Officer of Microcell Telecommunications Inc. since May 1995 and has been actively involved in the telecommunications industry since 1989. Mr. Tremblay has been a member of the board of directors of Microcell Telecommunications Inc. since November 1995. Mr. Tremblay is also a member of the board of directors and Executive Vice-President of Telesystem. Prior to joining the Telesystem group of companies, Mr. Tremblay was a partner and member of the management committee of Raymond, Chabot, Grant, Thornton, a Canadian accounting firm formerly known as Raymond, Chabot, Martin, Pare. Mr. Tremblay holds a Bachelor's Degree in Business Administration and a License in Accounting from Laval University, as well as a Master's degree in Taxation from Sherbrooke University. He has also completed the Advanced Management Program offered by the Harvard Business School.

OFFICERS

     Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See "Executive Compensation." There is no family relationship between any director or executive officer and any other director or executive officer. Our executive officers on March 31, 2001 were as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Skuli Mogensen.......................  32     Chief Executive Officer
Guojon Mar Guojonsson................  29     Chief Visionary
Robert G. Quinn......................  43     Chief Financial Officer
Kjartan Pierre Emilsson..............  35     Chief Technology Officer
Skuli Valberg Olafsson...............  34     Chief Operating Officer
Fredrik Torstensson..................  36     Executive Vice President of Sales and Business
                                              Development
Gunnar Thoroddsen....................  31     General Counsel
Jon L. Arnason.......................  40     Secretary and Treasurer
Gilles Lapierre......................  41     Vice President; Managing Director, OZ.COM
                                              Canada Company

     Biographical information for Skuli Mogensen and Guojon Mar Guojonsson is provided above.

     Robert G. Quinn has been Chief Financial Officer since April 2000. Prior to serving as our CFO, Mr. Quinn was our General Counsel. Mr. Quinn was formerly the CFO for Safety Syringes, Inc., Paulsson Geophysical Services, Inc., Net4TV Corporation, and Novora, Inc., and served as our Interim CFO from May 1996 through May 1997. Mr. Quinn is a founding partner of Quinn & Quinn, a law firm, and is a member of the boards of directors of About Publishing, Inc., Heart Sine Technologies, Inc., Paulsson Geophysical Services, Inc. and Propheus, Inc. He earned his B.A. from California State University and his J.D. from Vanderbilt University School of Law.

     Kjartan Pierre Emilsson has been Chief Technology Officer since December 1995. Prior to joining us he worked both in physics research and Internet communication technology at the Institut Non-Lineaire De Nice -- Sophia Antipolis, the Advanced Center for Mathematical Studies at the University of Arizona and the Science and Engineering Institute of the University of Iceland. Mr. Emilsson holds a Ph.D. in Mathematical Physics from the University of Nice -- Sophia Antipolis.

     Skuli Valberg Olafsson has been Chief Operating Officer since October 1999. Prior to joining us he was Assistant Managing Director at EJS hf, the largest systems integrator and solution developer in Iceland, specializing in banking, finance, and retail solutions and services. Mr. Olafsson serves as Chairman of Caoz hf and is a director of SmartVR, Inc. Both Caoz hf and SmartVR, Inc. are our subsidiaries. Mr. Olafsson holds a B.Sc. degree in Industrial and Systems Engineering from the University of Florida and has completed postgraduate studies in Total Quality Management and Process Engineering.

     Fredrik Torstensson has been Executive Vice President of Business Development and Sales since April 2000. Prior to joining us, Mr. Torstensson worked for six years for Ericsson, most recently as Director of Business Development for Ericsson Inc. He holds a Bachelor's Degree in Engineering from the Chalmers University of Technology in Gothenburg, Sweden, and a Master's Degree in International Management from the University of Texas.

     Gunnar Thoroddsen has been in-house legal counsel since July 1998. Prior to joining us, Mr. Thoroddsen was a partner at a large Icelandic law firm, Logfraeoistofa Reykjavikur. He is Chairman of the Board of Intrum Justitia, an Icelandic company that provides debt collection services. Mr. Thoroddsen holds a law degree from the University of Iceland and an LL.M. from Duke University in North Carolina. He was admitted to the Icelandic Bar in 1995.

     Jon L. Arnason has been Secretary and Treasurer since April 2000 and formerly was Chief Financial Officer from 1997 to April 2000. Prior to joining us, Mr. Arnason worked for three years for an accounting firm in Iceland, representing Arthur Andersen Worldwide. Mr. Arnason is an International Chess Grandmaster and was a member of the Icelandic Olympic team from 1978 to 1994. He is three times Icelandic Champion and a former junior World Champion. He holds a Cand. Oecon. Degree in Finance and Accounting from the University of Iceland.

     Gilles Lapierre has been Vice President and Managing Director of OZ.COM Canada Company since November 2000. Prior to joining OZ.COM Canada Company, Mr. Lapierre was Vice President, Network Operators, at Ericsson Canada in Montreal, QC. In this role, he was responsible for Ericsson's business activities towards the Telesystem Group, and in particular working closely with Microcell. He also worked as Director of several product development, sales and marketing teams within Ericsson. In addition, Mr. Lapierre has held research and development positions at Consortel and Nortel Networks. Mr. Lapierre earned his Bachelor's degree in Electrical Engineering and Master's degree in Applied Science from Ecole Polytechnique in Montreal, QC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of reports received by us during or with respect to the year ended December 31, 2000 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, all required reports on Form 3, Form 4 and Form 5 were timely filed by our directors, officers and 10% stockholders, except that (i) Andre Tremblay was late filing a report on Form 3 upon becoming a director, (ii) Gilles Lapierre was late filing a report on Form 3 upon becoming an executive officer, and (iii) Magnus Rosenblad, who is no longer an executive officer, failed to file a Form 3 upon becoming an executive officer in November 2000.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table summarizes the annual and long-term compensation of, and stock options held by, our Chief Executive Officer and the four additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2000 (collectively, the "Named Officers").

                                                                                        LONG-TERM COMPENSATION
                                                                         ----------------------------------------------------
                                           ANNUAL COMPENSATION                    AWARDS                      PAYOUTS
                                     --------------------------------    -------------------------    -----------------------
                                                         OTHER ANNUAL    SECURITIES     RESTRICTED     LTIP       ALL OTHER
                                     SALARY     BONUS    COMPENSATION    UNDERLYING       STOCK       PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR      ($)       ($)      ($)(1)(2)      OPTIONS(#)     AWARDS(#)       (#)         ($)(3)
---------------------------  ----    -------    -----    ------------    -----------    ----------    -------    ------------
Skuli Mogensen............   2000    155,618      0             --               0          0            0          9,337
  Chief Executive Officer    1999    151,833      0             --               0          0            0          9,110
                             1998    131,742      0             --               0          0            0          7,905
Guojon Mar Guojonsson.....   2000    143,763      0         16,596               0          0            0          8,626
  Chairman of the Board,     1999    151,833      0             --               0          0            0          7,940
  Chief Visionary            1998    133,733      0         28,988               0          0            0          9,110
Robert Quinn..............   2000    304,644(4)   0         47,650         400,000          0            0          6,125
  Chief Financial Officer    1999    103,640      0              0               0          0            0              0
                             1998     81,170      0              0               0          0            0              0
Skuli Valberg Olafsson....   2000    114,783      0         14,541               0          0            0          6,887
  Chief Operating Officer    1999     25,937      0          3,067         500,000          0            0          1,556
                             1998         --     --             --              --         --           --
Fredrik Torstensson.......   2000    242,693(5)   0              0         500,200          0            0              0
  Executive Vice President   1999         --     --             --              --         --           --             --
  of Sales and Business      1998         --     --             --              --         --           --             --
  Development

---------------
(1) Includes perquisites and other personal benefits, securities or property received by the Named Officer unless the aggregate amount of such compensation is less than 10 percent of the total annual salary and bonus reported for the Named Officer.

(2) Includes $13,696 in automobile benefits received in 2000 and $22,200 in housing benefits received in 1998 by Guojon Mar Guojonsson; $36,000 in housing benefits received in 2000 by Robert Quinn; and $4,541 in automobile benefits received in 2000 and $2,486 in automobile benefits received in 1999 by Skuli Valberg Olafsson.

(3) Reflects contributions by us to a pension plan on behalf of the Named Officer in the amounts indicated.

(4) Includes $24,500 in salary paid by OZCOM AB, our wholly owned subsidiary.

(5) Includes $83,693 in salary paid by OZCOM AB, our wholly owned subsidiary.

  Option/SAR Grants In Last Fiscal Year

     The following table sets forth information regarding stock options granted to Named Officers during the fiscal year ended December 31, 2000.

                                                                   INDIVIDUAL GRANTS
                                          -------------------------------------------------------------------
                                           NUMBER OF      PERCENT OF
                                          SECURITIES    TOTAL OPTIONS                  MARKET
                                          UNDERLYING      GRANTED TO     EXERCISE     PRICE OF
                                            OPTIONS      EMPLOYEES IN    PRICE PER   UNDERLYING    EXPIRATION
                  NAME                    GRANTED(#)    FISCAL 2000(%)     SHARE     SECURITY(1)      DATE
                  ----                    -----------   --------------   ---------   -----------   ----------
Skuli Mogensen..........................         --            --             --           --             --
Guojon Mar Guojonsson...................         --            --             --           --             --
Robert Quinn............................    400,000(2)       19.1%        $1.175        $3.75       12/31/09
Skuli Valberg Olafsson..................         --            --             --           --             --
Fredrik Torstensson.....................    400,000(3)       19.1%        $1.175        $3.75       12/31/09
                                            100,200(4)        4.8%        $1.175        $3.75       12/31/09

---------------

(1) There is currently no public market for our common stock (i.e., bid and asked quotations at fixed prices, excluding "bid wanted" or "offer wanted" quotations, have not appeared regularly in any established trading system). The fair market value of the common stock on the date of grant is deemed to be the value used for accounting purposes to determine stock-based compensation.

(2) The stock options were granted under the 1995 Stock Option Plan and vest in eight equal increments with 50,000 options becoming exercisable on the last day of each calendar quarter beginning June 30, 2001 until March 31, 2002.

(3) The stock options were granted under the 1995 Stock Option Plan and vest in three increments, with 133,334 options vesting on each of March 31, 2001 and March 31, 2002, and 133,332 options vesting on March 31, 2003.

(4) The stock options were granted under the 1995 Stock Option Plan. 66,800 options will vest on March 31, 2002 if certain revenue targets are reached for the year ended December 31, 2001, and 33,400 options will vest on March 31, 2003 if certain revenues targets are reached for the year ended December 31, 2002.

Long-Term Incentive Plans

     No long-term incentive plan was in effect in 2000.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth the information noted for all exercises of options by the Named Officers during the fiscal year ended December 31, 2000 and the fiscal year end value of unexercised options.

                                                                          NUMBER OF
                                                                         SECURITIES          VALUE OF
                                                                         UNDERLYING        UNEXERCISED
                                                                         UNEXERCISED       IN-THE-MONEY
                                            SHARES                         OPTIONS           OPTIONS
                                          ACQUIRED ON       VALUE       EXERCISABLE/       EXERCISABLE/
                  NAME                     EXERCISE      REALIZED(1)    UNEXERCISABLE    UNEXERCISABLE(2)
                  ----                    -----------    -----------    -------------    ----------------
Skuli Mogensen..........................         --             --              --               --
Guojon Mar Guojonsson...................         --             --              --               --
Robert Quinn............................    200,000       $730,000         150,000/           $0/$0
                                                                           250,000
Fredrik Torstensson.....................         --             --         133,334/           $0/$0
                                                                           366,866
Skuli Valberg Olafsson..................         --             --         200,000/           $0/$0
                                                                           200,000

---------------
(1) The value realized is based on a market value of the underlying common stock at exercise date of $3.75 per share at April 1, 2000 minus the exercise price of $0.10 per share. There has not been and currently is no public market for our common stock (i.e., bid and asked quotations at fixed prices, excluding "bid wanted" or "offer wanted" quotations, have not appeared regularly in any established trading system). The fair market value on the date of exercise is deemed to be to the value used for accounting purposes to determine stock-based compensation.

(2) The exercise price of these options is $1.175. The fair market value of the common stock underlying these options on December 31, 2000 was approximately $1.00 per share, which reflects management's estimate of the fair market value relying on an independent valuation as of November 8, 2000 and events and market changes subsequent to that date.

EMPLOYMENT CONTRACTS

     Skuli Mogensen entered into an employment contract with us in October 1998, which is effective until January 2002. The contract provides for an initial annual salary of $132,000, with a yearly 5% increase and a yearly cost of living adjustment, and an annual bonus based on increases in revenues from the previous year, with the bonus capped at 100% of salary. Under the contract, Mr. Mogensen receives standard expatriation benefits. If Mr. Mogensen is terminated without cause, he will receive a twelve-month continuation of salary and benefits and a pro rata portion of his annual bonus. The contract includes a non-competition provision.

     Gu(LOGO)jon Mar Gu(LOGO)jonsson entered into an employment contract with us in October 1998, which is effective until January 2002. The contract provides for an initial annual salary of $132,000, with a yearly 5% increase and a yearly cost of living adjustment, and an annual bonus based on increases in revenues from the previous year, with the bonus capped at 100% of salary. Under the contract, Mr. Gu(LOGO)jonsson receives standard expatriation benefits. If Mr. Gu(LOGO)jonsson is terminated without cause, he will receive a twelve-month continuation of salary and benefits and a pro rata portion of his annual bonus. The contract includes a non-competition provision.

     Robert G. Quinn entered into an employment contract with us in April 2000, which is effective until March 31, 2002. The contract provides for an initial annual salary of $250,000, adjusted for locations where the cost of living is higher than that of California and for yearly cost of living increases, an annual bonus based on increases in revenues from the previous year, with the bonus capped at 100% of salary, expatriation benefits, and 400,000 incentive stock options vesting quarterly over two years at an exercise price of $1.17. If we terminate Mr. Quinn for any reason other than "good cause," he will be paid the remainder of the salary due under the employment agreement and the options will vest immediately.

     Skuli Valberg Olafsson entered into an employment contract with us in September 1999, which provides that he will receive an annual salary of $128,571, 400,000 options vesting during the subsequent 3 years, and use of an automobile. If Mr. Olafsson's employment is terminated, he will receive six months base salary. All other benefits will terminate as of the date of Mr. Olafsson's termination of employment. The contract contains confidentiality and assignment of intellectual property rights provisions.

     Fredrik Torstensson entered into an employment contract with us in March 2000. This agreement was amended in November 2000. As amended, the agreement provides that he will receive an annual salary of $202,000, 400,000 options that vest during the subsequent three years, a bonus program based on revenue objectives, an automobile allowance, and relocation benefits. We have also agreed to grant 100,200 options if he reaches specified revenue goals in 2001 and 2002. If we terminate Mr. Torstensson's employment without "cause," or he resigns for a "good reason," as those terms are defined in his agreement, he will be entitled to a 12-month continuation of his salary and vesting of his options that are not tied to revenue goals. All other benefits will terminate as of the date of Mr. Torstensson's termination of employment. He has also signed an agreement containing confidentiality and assignment of intellectual property rights provisions.

DIRECTOR COMPENSATION

     Commencing in 2000, after each year's annual meeting of shareholders outside directors will receive supplemental stock options to purchase up to 50,000 shares of common stock at no less than 85% of the fair market value of the common stock at the date of grant. These options will vest in two equal installments with the first installment of 25,000 options vesting on the date of the next annual meeting of shareholders following the grant and the second installment of 25,000 options vesting on the date of the subsequent annual meeting of shareholders. In 2000, Stig-Arne Larsson, Lars Boman and Jeff Pulver each received 50,000 options at an exercise price of $1.175 per share. Half of the options will vest at the 2001 annual meeting of shareholders and the remaining half of the options will vest at the 2002 annual meeting of shareholders. The outside directors also receive reimbursement of their expenses associated with the performance of their duties.

STOCK OPTION PLANS

1995 STOCK OPTION PLAN

     On March 13, 2000, our Board of Directors approved, and on May 3, 2000 our shareholders approved, an increase in the number of shares reserved for issuance under our 1995 Stock Option Plan (the "1995 Plan") from 13,000,000 to 18,000,000.

     Options granted under the 1995 Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options. Under the terms of the Plan, incentive stock options may be granted only to our key employees. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to a person who owns more than 10% of the total combined voting power of all classes of our capital stock or any of our affiliates). The Code and the Plan limit the options first becoming exercisable in any calendar year which are treated as incentive stock options to options covering $100,000 of aggregate value (determined as of the date of the grant of the options) of Common Stock; options first becoming exercisable in any calendar year in excess of this limit are treated as nonqualified stock options. Nonqualified options may be granted under the 1995 Option Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant, or, if the grant is to a person who owns more than 10% of the total combined voting power of all classes of our capital stock or any of our affiliates, not less than 110% of the fair market value of the Common Stock as of the date of grant. The purchase price of stock acquired may be paid in cash or, at the discretion of the Committee, in Common Stock or through a deferred payment or other arrangement. We may require an optionee to give written assurances with respect to the optionee's business experience and investment purposes if required under the then applicable securities laws before exercising an option. If provided by the terms of the option, the optionee may satisfy tax-withholding obligations relating to the exercise of options by a cash payment or the withholding or delivery of Common Stock with a fair market value equal to the obligations.

     Unless otherwise provided in the applicable stock option agreement, upon termination of employment of an optionee, all options that were then exercisable will terminate three months (twelve months in the case of termination by reason of disability and eighteen months in the case of death) after the termination of employment. Upon an optionee's leave of absence, we may decide that such leave will be treated as a termination for the purposes of determining the termination date of the options or may suspend the vesting of the options.

     Options granted under the 1995 Option Plan may not be exercised more than ten years after the grant (five years after the grant if the grant is an option to a person who owns more than 10% of the total combined voting power of all classes of our capital stock or any of our affiliates). Options granted under the 1995 Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death (or, in the case of nonqualified options, a transferee pursuant to a qualified domestic relations order). Shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

     The 1995 Plan may be administered by the Board of Directors or in the Board's discretion by a committee designated by the Board. The 1995 Option Plan is effective for ten years, unless sooner terminated or suspended.

1998 INCENTIVE STOCK PLAN

     Two million shares of Common Stock are reserved for issuance under our 1998 Incentive Stock Plan (the "1998 Plan"). The Plan is administered by the Board of Directors, which may delegate administration to a committee (in both cases, the "Committee"). Under the 1998 Plan, the Committee may grant stock to directors, executive officers and selected employees ("Participants") for which the Participant is not obligated to pay additional consideration ("Stock Award") and may grant Participants the right to purchase a specified number of shares of Common Stock pursuant to a written agreement issued under the 1998 Plan ("Stock Purchase Offer"). Shares of Common Stock that Participants may receive as a Stock Award or under a Stock Purchase Offer may include restrictions on transfer, repurchase rights, rights of first refusal and forfeiture provisions as the Committee may determine. Under certain Stock Purchase Offers, we may issue shares of Common Stock to employees upon the receipt of a note receivable from the employee. The note receivable is secured by the shares of Common Stock, does not have a maturity date and is interest free. Upon termination any amount unpaid is settled through receipt of the original shares issued. The 1998 Plan will terminate in 2008, unless terminated earlier by the Board of Directors. As of March 31, 2000 no option to purchase shares of Common Stock was outstanding under the 1998 Plan, 1,317,924 shares had been granted as incentive stock under the 1998 Plan, and 682,076 shares remained available for future grants under the 1998 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth the number of shares and percentage of our outstanding Common Stock and Series A Preferred stock beneficially owned as of March 31, 2001, by each person known to our Board of Directors to be the beneficial owner of 5% or more of the outstanding shares of our Common Stock and/or Series A Preferred stock, each Director, each Executive Officer, and all Directors and Executive Officers as a group.

                                  COMMON STOCK

                                                                   AS OF MARCH 31, 2001
                                                   -----------------------------------------------------
                                                                             SHARES
                                                                           ACQUIRABLE      PERCENTAGE OF
                                                   SHARES BENEFICIALLY       WITHIN         ALL COMMON
      NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED           60 DAYS(1)(2)      STOCK(3)
      ------------------------------------         -------------------    -------------    -------------
Titan Holdings, Skuli Mogensen(4)................      18,597,000(5)                0          20.71%
OZone Ventures, Guojon Mar Guojonsson(4).........      34,597,000(6)          100,000          38.60%
Telefonaktiebolaget LM Ericsson, Ericsson Holding
  International B.V., Ericsson Canada Inc.,
  Ericsson Inc., LM Ericsson Holding AB, Ericsson
  Holding II Inc.(7).............................       5,069,271(8)       20,104,862          22.91%
Microcell Telecommunications Inc., Microcell
  Capital II Inc.(9).............................      11,405,860(10)               0          12.70%
Lars Boman(11)...................................               0                   0              0%
Stig-Arne Larsson(12)............................               0                   0              0%
Jeff Pulver(13)..................................               0                   0              0%
Andre Tremblay(14)...............................               0                   0              0%
Robert G. Quinn(15)..............................         200,000             200,000           0.44%
Kjartan Pierre Emilsson(4).......................         266,626              90,000           0.40%
Skuli Valberg Olafsson(4)........................           5,390(16)         200,000           0.23%
Gunnar Thoroddsen(4).............................          34,708              70,000           0.12%
Jon L. Arnason(4)................................          71,412              55,000           0.14%
Fredrik Torstensson(17)..........................               0             133,334           0.15%
Gilles Lapierre(9)...............................               0                   0              0%
All executive officers and directors as a group
  (13 persons)...................................      53,772,136             848,334          60.27%

---------------

 (1) Includes 200,000 shares that could be purchased by Robert G. Quinn, 90,000 shares that could be purchased by Kjartan Pierre Emilsson, 200,000 shares that could be purchased by Skuli Valberg Olafsson, 70,000 shares that could be purchased by Gunnar Thoroddsen, 55,000 shares that could be purchased by Jon L. Arnason and 133,334 shares that could be purchased by Fredrik Torstensson by exercise of options available on March 31, 2001 or within 60 days thereafter.

 (2) Includes 50,000 and 10,052,431 shares of Series A Preferred stock, of which each share is convertible into two shares of common stock by OZone Ventures and Ericsson Inc., respectively, as of March 31, 2001.

 (3) Options that are currently exercisable or exercisable within sixty days and/or shares of Series A Preferred stock are deemed to be shares of Common Stock, outstanding and beneficially owned by the person holding such options and/or Series A Preferred stock, for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (4) Shareholder is at the following address: Snorrabraut 54, IS-105, Reykjavik, Iceland.

 (5) Titan Holdings, a Luxembourg holding company 100% owned by Skuli Mogensen, is the record owner of the 18,597,000 shares beneficially owned by Mr. Mogensen. The number of shares indicated does not include 34,697,000 shares of common stock beneficially owned by Mr. Guojonsson and 11,405,860 shares of common stock beneficially owned by Microcell Capital II Inc. ("Microcell Capital"), who, together with Mr. Mogensen, may constitute a
     "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 by virtue of the Shareholder Agreement dated November 8, 2000 between us, Skuli Mogensen, Gu(LOGO)jon Mar Guojonsson and Microcell Capital ("Shareholder Agreement"), which provides that Mr. Mogensen and Mr. Gu(LOGO)jonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors. Does not include 34,697,000 shares of common stock beneficially owned by Mr. Gu(LOGO)jonsson and 25,174,133 shares of Common Stock beneficially owned by Ericsson Inc., who, together with Mr. Mogensen, may constitute a "group" within the meaning of
     Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement dated February 4, 1999 between OZ.COM, Skuli Mogensen, Gu(LOGO)jon Mar Gu(LOGO)jonsson, OZ Holdings LLC and Ericsson Inc., as amended ("Shareholder Rights Agreement"), which provides that Mr. Mogensen and Mr. Gu(LOGO)jonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors. Titan Holdings and Mr. Mogensen disclaim beneficial ownership of the shares beneficially owned by Mr. Gu(LOGO)jonsson, Microcell Capital or Ericsson Inc.

 (6) OZone Ventures, a Luxembourg holding company 100% owned by Gu(LOGO)jon Mar Gu(LOGO)jonsson, is the record owner of the 34,597,000 shares beneficially owned by, and the 100,000 shares acquirable within 60 days by, Mr. Gu(LOGO)jonsson. The number of shares indicated does not include 18,597,000 shares of common stock beneficially owned by Mr. Mogensen and 11,405,860 shares of common stock beneficially owned by Microcell Capital, who, together with Mr. Gu(LOGO)jonsson, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 by virtue of the Shareholder Agreement, which provides that Mr. Mogensen and Mr. Gu(LOGO)jonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors. Does not include 18,597,000 shares of Common Stock beneficially owned by Mr. Mogensen and 25,174,133 shares of Common Stock beneficially owned by Ericsson Inc., who, together with Mr. Gu(LOGO)jonsson, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement, which provides that Mr. Mogensen and Mr. Gu(LOGO)jonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors. OZone Ventures and Mr. Gu(LOGO)jonsson disclaim beneficial ownership of the shares beneficially owned by Mr. Mogensen, Microcell Capital or Ericsson Inc.

 (7) Telefonaktiebolaget LM Ericsson and LM Ericsson Holding AB are at the following address: Telefonvagen 30, SE-12625 Stockholm, Sweden. Ericsson Holding International B.V. is at the following address: Ericsson Straat #2, P.O. Box 8, NL-5120 AA, Rijen, Netherlands. Ericsson Canada Inc. is at the following address: 8400 Decarie Blvd., Town of Mount-Royal, Quebec, Canada H4P 2N2. Ericsson Inc. and Ericsson Holding II Inc. are at the following address: 740 East Campbell Road, Richardson, Texas 75083

 (8) As disclosed in the Schedule 13D filed on December 7, 2000, each of the named entities is the beneficial owner of the 5,069,271 shares of common stock owned directly by Ericsson Canada Inc. and the 10,052,431 shares of Series A Preferred stock owned directly by Ericsson Inc., which are convertible into 20,104,862 shares of common stock as of March 31, 2001. Does not include 34,697,000 shares of common stock beneficially owned by Mr. Gu(LOGO)jonsson and 18,597,000 shares of common stock beneficially owned by Skuli Mogensen, who, together with Ericsson Inc., may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement dated February 4, 1999 between OZ.COM, Skuli Mogensen, Gu(LOGO)jon Mar Gu(LOGO)jonsson, OZ Holdings, LLC and Ericsson, Inc., as amended, which provides that Mr. Mogensen and Mr. Gu(LOGO)jonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors.

 (9) Shareholders are at the following address: 1000, de la Gauchetiere Street West, 25th Floor, Montreal, Quebec H3B 4W5.

(10) Based on the Schedule 13D filed on November 22, 2000, Microcell Telecommunications Inc. is a beneficial owner of the 11,405,860 shares of common stock owned directly by Microcell Capital, a wholly-owned subsidiary of Microcell Telecommunications Inc. The number of shares beneficially owned by Microcell Telecommunications Inc. and Microcell Capital do not include 34,697,000 shares of common stock beneficially owned by Guojon Mar Guojonsson and 18,597,000 shares of common stock beneficially owned by Skuli Mogensen, who, together with Microcell Capital, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, by virtue of the Shareholder Agreement, which provides that Mr. Mogensen and Mr. Guojonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors.

(11) Shareholder is at the following address: Hornsgatan 63 11849 Stockholm.

(12) Shareholder is at the following address: Lonnv 31B, 13552, TYRESO, Sweden.

(13) Shareholder is at the following address: P.O. Box 1432, Melville, New York 11747.

(14) Shareholder is at the following address: 1100 de La Gauchetiere, Room 150, Montreal (Quebec), Canada H3B 2S2.

(15) Shareholder is at the following address: Drottninggatan 82, 111, 36 Stockholm, Sweden.

(16) Includes 5,390 shares owned by Mr. Olafsson's family of which Mr. Olafsson disclaims beneficial ownership.

(17) Shareholder is at the following address: 9820 Towne Center Drive, La Jolla, California 92121.

                            SERIES A PREFERRED STOCK

                                                                    AS OF MARCH 31, 2001
                                                      -------------------------------------------------
                                                                        SHARES
                                                         SHARES       ACQUIRABLE
                                                      BENEFICIALLY      WITHIN         PERCENTAGE OF
        NAME AND ADDRESS OF BENEFICIAL OWNER             OWNED         60 DAYS      ALL PREFERRED STOCK
        ------------------------------------          ------------    ----------    -------------------
Titan Holdings, Skuli Mogensen......................            0           0                  0%
OZone Ventures, Guojon Mar Guojonsson...............       50,000(1)        0               0.34%
Telefonaktiebolaget LM Ericsson, Ericsson Holding
  International B.V., Ericsson Canada Inc., Ericsson
  Inc., LM Ericsson Holding AB, Ericsson Holding II
  Inc...............................................   10,052,431(2)        0              69.18%
Microcell Telecommunications Inc....................            0           0                  0%
Microcell Capital II Inc............................            0           0                  0%
Lars Boman..........................................            0           0                  0%
Stig-Arne Larsson...................................            0           0                  0%
Jeff Pulver.........................................            0           0                  0%
Andre Tremblay......................................            0           0                  0%
Robert G. Quinn.....................................            0           0                  0%
Kjartan Pierre Emilsson.............................            0           0                  0%
Skuli Valberg Olafsson..............................            0           0                  0%
Gunnar Thoroddsen...................................            0           0                  0%
Jon L. Arnason......................................            0           0                  0%
Fredrik Torstensson.................................            0           0                  0%
Gilles Lapierre.....................................            0           0                  0%
All executive officers and directors as a group (13
  persons)..........................................       50,000           0               0.34%

---------------

(1) OZone Ventures, a Luxembourg holding company 100% owned by Guojon Mar Guojonsson is the record owner of the 50,000 shares beneficially owned by Mr. Guojonsson

(2) As disclosed in the Schedule 13D filed on December 7, 2000 each of the named entities is the beneficial owner of the 10,052,431 shares of Series A Preferred stock owned by Ericsson Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors. In July 1998 we loaned Skuli Mogensen and Guojon Mar Guojonsson $75,000, respectively. The loans accrued interest at a rate of 8% per annum and were due and payable on June 1, 1999. The total indebtedness for each of Messrs. Mogensen and Guojonsson was $84,240 at December 31, 1999. Both of these loans (including accrued interest) were repaid in full in April 2000. Messrs. Mogensen and Guojonsson are also parties to the shareholder rights agreement and the shareholder agreement described below.

     Ericsson. On November 1, 2000 we signed a general co-operation and development agreement with Ericsson that superseded an earlier agreement of the same name dated February 1999 and sets the framework for our long-term strategic partnership and cooperation in the area of Internet-based technologies, applications and services. The agreement anticipates joint development, testing, integration, marketing, sales, distribution, support and maintenance of solutions based on relevant technologies and services. Specific development projects will be structured under various specific agreements under the general co-operation and development agreement. Pursuant to a warrant and stock purchase agreement entered into in February 1999, Ericsson, Inc. invested $13.1 million in us in exchange for 10,052,431 shares of Series A Preferred stock.

     We entered into a specific co-operation and development agreement with Ericsson dated February 4, 1999 under the general co-operation and development agreement to develop iPulse(TM). iPulse(TM) is a client-server application merging secure Internet messaging, message routing, IP telephony and traditional phone systems in one application. As a starting point for the iPulse(TM) development project, we licensed our server and client technology to Ericsson. More specifically, Ericsson acquired the license to use, modify and distribute our server and client technology in connection with Ericsson's commercialization of iPulse(TM). With respect to further development of technologies and solutions for which Ericsson would fund development costs, the parties agreed that ownership of specific results of the joint development work, including iPulse(TM), would reside with Ericsson. As a result of the agreement, we receive 15% royalties of iPulse(TM) sales.

     We entered into a value-added distribution license agreement with Ericsson on November 1, 2000, which superseded the value-added reseller agreement entered into with Ericsson in February 2000. The agreement gives us unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for royalties. Either party to the agreement may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the agreement, we will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement.

     Pursuant to the mPresence(TM) agency agreement also concluded with Ericsson on November 1, 2000, we granted Ericsson a nonexclusive right to promote our mPresence(TM) framework and our value-added services. In the absence of a contrary agreement with respect to any particular customer, we will pay to Ericsson 5% of the net sales price of any sales occurring as a result of a referral made by Ericsson and up to 15% of the net sales price if Ericsson concludes the sale as an agent. The agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

     Pursuant to the iPulse(TM) agency agreement also concluded with Ericsson on November 1, 2000, we have obtained a nonexclusive right to promote iPulse(TM). In the absence of a contrary agreement with respect to any particular customer, we are entitled to receive a certain percentage of the net sales price of any sales made by Ericsson as a result of a referral we may make and a greater percentage of the net sales price if we conclude the sale as an agent. Any payments made to us under the agreement will be in addition to our 15% royalty payment under the specific co-operation and development agreement entered into with Ericsson on February 4, 1999. The iPulse(TM) agency agreement has a two-year term and automatically will be renewed for an indefinite period unless earlier terminated in accordance with its provisions.

     OZ.COM Canada, our wholly owned subsidiary that we acquired in connection with our acquisition of MCE Holding Corporation, entered into a specific co-operation and development agreement with Ericsson Canada dated November 8, 2000, under which OZ.COM Canada will provide consulting and development services in the areas of mobile Internet applications for 3G mobile telephony platforms. The agreement gives us access to Ericsson Canada's 3G laboratories and up to 6,000 hours of assistance from qualified 3G experts for testing our 3G products. Under the agreement, minimum payments totaling $6 million over two years will be made to OZ.COM Canada for development work and services, of which $2 million will be allocated to additional iPulse(TM) development. The agreement has a two-year term.

     As a result of the level of Ericsson's ownership in us at the inception of any specific development agreements between Ericsson Canada and OZ.COM Canada, all payments received from Ericsson Canada for research and development work under such agreements are not immediately recognizable as revenue according to generally accepted accounting principles. The expenses associated with our performance of these obligations to Ericsson Canada are recognized as current research and development expenses and the payments from Ericsson Canada for the work performed are recorded as deferred revenues on our balance sheet. We will recognize all of the deferred revenues as current revenues at the termination of the particular agreement under which we performed the work.

     Lars Boman, a director, is currently Vice President of Ericsson Radio Systems AB (ERA). Ericsson nominated Mr. Boman to the Board of directors under the terms of a shareholder rights agreement dated February 4, 1999 among us, Ericsson, Skuli Mogensen, Guojon Mar Guojonsson and OZ Holdings LLC. Each of the parties to the shareholders rights agreement agreed to vote a sufficient number of shares in favor of one nominee designated by Ericsson. Fredrik Torstensson, our Executive Vice President of Business Development and Sales, was Director of Business Development for Ericsson Mobile Phones from 1998 until April 2000. Gilles Lapierre, our Vice President and Managing Director of OZ.COM Canada was Vice President, Sales and Marketing, at Ericsson Canada from January 2000 to November 2000.

     Under the shareholders rights agreement, certain holders of our securities have the right to require registration of our securities under the Securities Act, subject to terms and conditions set forth in the agreement. In addition, until we effect a public offering of our securities, each party to the shareholder rights agreement has the right of first refusal with respect to any proposed transfer of our securities by another party other than a transfer to an affiliate (as defined in the agreement); provided, however, that the first 1,000,000 shares transferred by Skuli Mogensen and Guojon Mar Guojonsson is not subject to the right of first refusal and shares held by a former affiliate of a party to the shareholder rights agreement shall become subject to the right of first refusal at the time of the transaction by which the affiliate loses its affiliate status. Upon notice by the transferor stating the purchase price and terms of the third party offer to purchase the shares, the other parties have the right for a period of ten days to elect to purchase a pro rata portion of the offered shares. If none of the parties elects to purchase the shares, the transferor may sell the shares to a third-party purchaser.

     If we sell shares of common stock or preferred stock or options, warrants or other rights convertible or exercisable into shares of common stock or preferred stock at any time until a public offering, each party to the shareholder rights agreement has the right to purchase its pro rata portion of the number of securities offered for sale. However, the parties shall not have this right with respect to an issuance or sale of securities:

     - in connection with a stock split;

     - issuable to our employees, consultants or agents directly or through an equity incentive arrangement, not to exceed in the aggregate 10% of the outstanding capital stock as of February 4, 1999;

     - issuable or issued upon conversion of our preferred stock or warrants, rights or other securities convertible for common stock or preferred stock;

     - issuable or issued in connection with the acquisition of all or substantially all of the stock or assets of a person or entity; and

     - issuable or issued to a strategic investor that is not a competitor to us or Ericsson, not to exceed 20% of the outstanding capital stock as of February 4, 1999.

     If we offer to sell shares not exceeding 20% of our capital stock outstanding on February 4, 1999 to a strategic investor that is not a competitor to us or Ericsson, then Ericsson has the right to purchase from us a certain number of shares as determined by the formula set forth in the shareholder rights agreement.

     Until a public offering, we have agreed in the shareholder rights agreement that we will not, without the consent of Ericsson, increase the authorized number of shares reserved under any stock option or purchase plan that results in the aggregate number of shares of common stock issued or issuable to providers of services to us exceeding 10,000,000 shares, issue any equity security or right to acquire an equity security to any primary competitor of Ericsson, or enter into any agreements with lenders providing for the borrowing of more than $750,000 or issue any notes, bonds, debentures, or similar instruments with an aggregate value in excess of $750,000.

     Pursuant to an amendment to the shareholder rights agreement dated as of October, 2000, we are no longer obligated to repurchase the shares of our stock held by Ericsson as was set forth in the shareholder rights agreement.

     Transaction with Ericsson and Microcell. On November 8, 2000, we completed an acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance of Microcell and Ericsson formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a recently organized company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company following the closing of the transaction. The transaction was closed pursuant to two share exchange agreements dated November 8, 2000 between us and each of Microcell and Ericsson as the former stockholders of MCE Holding Corporation.

     The acquisition was structured as a stock-for-stock exchange in which we issued an aggregate of 16,475,131 shares of our common stock to Microcell and Ericsson in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $18.4 million. We have accounted for the acquisition using the purchase method of accounting. MCE Holding Corporation and 3044016 Nova Scotia Company had no operations prior to the acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired amounted to approximately $16.4 million, with $15.5 million attributable to goodwill and $0.9 million attributable to a fully paid-up iPulse(TM) 1.5 license for the benefit of Microcell and its affiliates. We are amortizing the goodwill on a straight-line basis over an estimated useful life of five years and the iPulse(TM) 1.5 license on a straight-line basis over an estimated useful life of
3.5 years. The acquired assets consist of licensed technology and cash to be used in the business of developing and marketing Internet application technology for wireless service providers.

     The share exchange agreement with Microcell grants Microcell the right, during the period from February 15, 2002 until April 15, 2002, to require us to repurchase the 11,405,860 shares delivered to Microcell in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002, we fail to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act, or a public offering in which our shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. The 11,405,860 shares that are subject to this right have an issue value of $18.2 million which will be recorded in shareholders' equity in our consolidated balance sheet less the amount related to the redemption value of $4.5 million. The redemption value of $4.5 million will be recorded in temporary equity on the balance sheet.

     In connection with the acquisition, we entered into a shareholder agreement dated November 8, 2000 with Microcell and two of our directors and officers, Skuli Mogensen and Guojon Mar Guojonsson. This agreement gives Microcell the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Guojonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us. In addition, Messrs. Mogensen and Guojonsson have agreed to vote a sufficient number of our shares to enable a nominee of Microcell to sit on our board of directors. Andre Tremblay was elected as a director pursuant to the shareholder agreement. Mr. Tremblay is currently President and Chief Executive Officer of Microcell Telecommunications Inc.

     We also entered into a shareholder agreement dated November 8, 2000 with Ericsson Canada Inc., Skuli Mogensen and Guojon Mar Guojonsson. This agreement gives Ericsson Canada Inc. the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Guojonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us.

     Microcell. In connection with the acquisition, OZ.COM Canada entered into a general co-operation and development agreement with Microcell on November 8, 2000 pursuant to which Microcell agreed to use OZ.COM Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications. Under the terms of the agreement, Microcell has committed to purchasing $9 million in consulting and development services and technology licenses during the three year term of the agreement. OZ.COM Canada will have full ownership of the products developed under the agreement and their related intellectual property rights. However, if the products are unrelated to OZ.COM Canada's product offerings or if the products are completed by Microcell Labs as a result of OZ.COM Canada's breach of the general cooperation and development agreement, Microcell Labs will own the product and its related intellectual property rights, with OZ.COM Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell will have a license to use, sell and distribute all products developed under the agreement. The license will be royalty-free, except that Microcell will pay to OZ.COM Canada 10% of Microcell's net revenues attributable to the sale or license of the products during the three year term after the commercial launch of such products. OZ.COM Canada will pay to Microcell 10% of all of OZ.COM Canada's net revenues attributable to the sale or license of products developed under the agreement during the three year term following the commercial launch of such products. The term of the general co-operation and development agreement is three years, unless earlier terminated by written notice of a party upon a petition for bankruptcy by the other party or the occurrence of an insolvency related event with respect to the other party.

     OZ.COM Canada also concluded a specific development and consulting agreement with Microcell on November 8, 2000 pursuant to which OZ.COM Canada granted to Microcell a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on certain terms and conditions. Except for the revenue sharing payments required under the general co-operation and development agreement dated November 8, 2000 the license is royalty-free. Ericsson had granted to MCE Holding Corporation the right to grant a license to iPulse(TM)
1.5 and agreed to the assignment of this right to OZ.COM Canada.

     As a result of the level of Microcell's ownership in us at the inception of the agreements with Microcell, all payments received from Microcell under such agreements are not immediately recognizable as revenue according to generally accepted accounting principles. In the fourth quarter of 2000, we received payments of $1 million for consulting services under the general co-operation and development agreement with Microcell and $750,000 for development work rendered to Microcell under the specific development and consulting agreement that was not recognized as revenue. The expenses associated with our performance of this work have been recognized as cost of revenues in the case of the payment for consulting services and as research and development expenses in the case of development work, and the payments from Microcell for the work performed have been characterized as deferred revenues on our balance sheet. We will recognize all of the deferred revenues as current revenues at the termination of the particular agreement under which we perform the work.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS TO BE FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

        1. Exhibits. The following Exhibits are filed herewith:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------

      *2.1 Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Microcell Capital II Inc.

      *2.2 Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Ericsson Canada Inc.

       3.1     Amended and Restated Articles of Incorporation

       3.2     Amended and Restated By-laws

     *10.1     1995 Stock Option Plan

     *10.2     1998 Incentive Stock Option Plan

     *10.3     2000 Employee Stock Purchase Plan

     *10.4     Employment Agreement between the Registrant and Skuli Mogensen

     *10.5     Employment Agreement between the Registrant and Guojon Mar
               Guojonsson

     *10.6     Employment Agreement between the Registrant and Robert Quinn

     *10.7     Employment Agreement between the Registrant and Skuli Valberg
               Olafsson

      10.8     Employment Agreement between the Registrant and Fredrik
               Torstensson

      10.9     Amendment to Employment Agreement between the Registrant and
               Fredrik Torstensson

     *10.10    Form of Indemnification Agreement

     *10.11    General Co-operation and Development Agreement dated as of
               February 4, 1999 between the Registrant and Ericsson Telecom AB

     *10.12    Specific Co-operation and Development Agreement dated as of
               February 4, 1999 between the Registrant and Ericsson Telecom AB for Communities and Link

     *10.13 Value Added Reseller Agreement dated as of February 4, 1999 between the Registrant and Ericsson Telecom AB

     *10.14 Shareholder Rights Agreement dated as of February 4, 1999, among the Registrant, Guojon Mar Guojonsson, Skuli Mogensen, Ericsson
               Inc. and OZ Holdings LLC

     *10.15    General Co-Operation and Development Agreement, dated as of
               November 1, 2000, between the Registrant and Ericsson Radio
               Systems AB

     *10.16    Specific Co-Operation and Development Agreement, dated as of
               November 8, 2000, between Ericsson Canada Inc. and OZ.COM Canada
               Company (fka 3044016 Nova Scotia Company)

     *10.17    Value-added Distribution License Agreement, dated as of November
               1, 2000, between the Registrant and Ericsson Radio Systems AB

     *10.18    General Co-Operation and Development Agreement, dated as of
               November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada
               Company (fka 3044016 Nova Scotia Company)

     *10.19    Specific Development and Consulting Agreement, dated as of
               November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada
               Company. (fka 3044016 Nova Scotia Company)

     *10.20 Assignment of Right to Sublicense Use of Software, dated as of November 8, 2000, between MCE Holding Corporation and OZ.COM
               Canada Company (fka 3044016 Nova Scotia Company)

     *10.21 mPresence Agency Agreement, dated as of November 1, 2000, among the Registrant and Ericsson Radio Systems AB

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------

     *10.22    Shareholder Agreement, dated as of November 8, 2000, among the
               Registrant, Guojon Mar Guojonsson, Skuli Mogensen and Microcell
               Capital II Inc.

     *10.23    Shareholder Agreement, dated as of November 8, 2000, among the
               Registrant, Guojon Mar Guojonsson, Skuli Mogensen and Ericsson
               Canada

      10.24 iPulse Agency Agreement, dated as of November 1, 2000, between the Registrant and Ericsson Radio Systems AB

     *10.25    Amendment Number One to Shareholder Rights Agreement, dated as of
               October 2000, among the Registrant and Ericsson, Inc.

     *21.1     List of Subsidiaries

---------------
* Previously filed and incorporated by reference herein.

     (b) Reports on Form 8-K

          Report on Form 8-K filed on November 21, 2000, which reported (1) under Item 2 of Form 8-K the acquisition by Registrant of MCE Holding Corporation on November 8, 2000 and (2) under Item 5 of Form 8-K the execution by Registrant and Ericsson in October 2000 of Amendment Number One to Shareholder Rights Agreement, which eliminated Ericsson's right under the Shareholder Rights Agreement dated February 4, 1999 to require Registrant to repurchase the shares of Series A Preferred Stock and/or Common Stock owned by Ericsson under certain terms and conditions.

          Report on Form 8-K filed on December 11, 2000, which reported under
     Item 4 of Form 8-K Registrant's dismissal on December 5, 2000 of PricewaterhouseCoopers ehf as the Registrant's independent public accountants.

          Report on Form 8-K/A filed on December 20, 2000, which amended the Report on Form 8-K filed on December 11, 2000 and reported under Item 4 of Form 8-K/A Registrant's engagement on December 19, 2000 of Deloitte & Touche hf. as Registrant's new independent public accountants, and attached as Exhibit 16 a letter from PricewaterhouseCoopers ehf dated December 11, 2000 regarding the dismissal of PricewaterhouseCoopers as the Registrant's independent public accountants.

          Report on Form 8-K/A filed on January 22, 2001, which amended the Report on Form 8-K filed on November 21, 2000 and reported (1) under Item 2 of Form 8-K/A the acquisition by Registrant of MCE Holding Corporation on November 8, 2000, (2) under Item 5 of Form 8-K/A the execution by Registrant and Ericsson in October 2000 of Amendment Number One to Shareholder Rights Agreement which eliminated Ericsson's right under the Shareholder Rights Agreement dated February 4, 1999 to require Registrant to repurchase the shares of Series A Preferred Stock and/or Common Stock owned by Ericsson., and (3) under Item 7 of Form 8-K/A, Registrant's unaudited pro forma consolidated condensed balance sheet as of September 30, 2000 giving effect to the acquisition of MCE Holding Corporation as if it occurred on September 30, 2000, and Registrant's pro forma consolidated condensed statements of operations for the nine months ended September 30, 2000 and 1999 and the year ended December 31, 1999 giving effect to the acquisition as if it occurred on January 1, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OZ.COM
                                          a California Corporation

Date: June 19, 2001                       By:      /s/ SKULI MOGENSEN
                                            ------------------------------------
                                                       Skuli Mogensen

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Skuli Mogensen, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any and all amendments to this Report (including any and all amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                 /s/ SKULI MOGENSEN                       Chief Executive Officer         June 19, 2001
-----------------------------------------------------  (principal executive officer)
                   Skuli Mogensen

                 /s/ ROBERT G. QUINN                      Chief Financial Officer         June 19, 2001
-----------------------------------------------------     (principal financial and
                   Robert G. Quinn                          accounting officer)

              /s/ GUOJON MAR GUoJONSSON                 Chief Visionary and Director      June 18, 2001
-----------------------------------------------------
                Guojon Mar Guojonsson

                   /s/ LARS BOMAN                                 Director                June 13, 2001
-----------------------------------------------------
                     Lars Boman

                /s/ STIG-ARNE LARSSON                      Chairman of the Board          June 12, 2001
-----------------------------------------------------
                  Stig-Arne Larsson

                                                                  Director                       , 2001
-----------------------------------------------------
                   Jeffrey Pulver

                 /s/ ANDRE TREMBLAY                               Director                June 18, 2001
-----------------------------------------------------
                   Andre Tremblay

                                  EXHIBIT LIST

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------

      *2.1 Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Microcell Capital II Inc.

      *2.2 Share Exchange Agreement, dated as of November 8, 2000, between the Registrant and Ericsson Canada Inc.

       3.1     Amended and Restated Articles of Incorporation

       3.2     Amended and Restated By-laws

     *10.1     1995 Stock Option Plan

     *10.2     1998 Incentive Stock Option Plan

     *10.3     2000 Employee Stock Purchase Plan

     *10.4     Employment Agreement between the Registrant and Skoeli Mogensen

     *10.5     Employment Agreement between the Registrant and Guojon Mar
               Guojonsson

     *10.6     Employment Agreement between the Registrant and Robert Quinn

     *10.7     Employment Agreement between the Registrant and Skuli Valberg
               Olafsson

      10.8     Employment Agreement between the Registrant and Fredrik
               Torstensson

      10.9     Amendment to Employment Agreement between the Registrant and
               Fredrik Torstensson

     *10.10    Form of Indemnification Agreement

     *10.11    General Co-operation and Development Agreement dated as of
               February 4, 1999 between the Registrant and Ericsson Telecom AB

     *10.12    Specific Co-operation and Development Agreement dated as of
               February 4, 1999 between the Registrant and Ericsson Telecom AB for Communities and Link

     *10.13 Value Added Reseller Agreement dated as of February 4, 1999 between the Registrant and Ericsson Telecom AB

     *10.14 Shareholder Rights Agreement dated as of February 4, 1999, among the Registrant, Guojon Mar Guojonsson, Skuli Mogensen, Ericsson
               Inc. and OZ Holdings LLC

     *10.15    General Co-Operation and Development Agreement, dated as of
               November 1, 2000, between the Registrant and Ericsson Radio
               Systems AB

     *10.16    Specific Co-Operation and Development Agreement, dated as of
               November 8, 2000, between Ericsson Canada Inc. and OZ.COM Canada
               Company (fka 3044016 Nova Scotia Company)

     *10.17    Value-added Distribution License Agreement, dated as of November
               1, 2000, between the Registrant and Ericsson Radio Systems AB

     *10.18    General Co-Operation and Development Agreement, dated as of
               November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada
               Company (fka 3044016 Nova Scotia Company)

     *10.19    Specific Development and Consulting Agreement, dated as of
               November 8, 2000, between Microcell Labs Inc. and OZ.COM Canada
               Company. (fka 3044016 Nova Scotia Company)

     *10.20 Assignment of Right to Sublicense Use of Software, dated as of November 8, 2000, between MCE Holding Corporation and OZ.COM
               Canada Company (fka 3044016 Nova Scotia Company)

     *10.21 mPresence Agency Agreement, dated as of November 1, 2000, among the Registrant and Ericsson Radio Systems AB

     *10.22    Shareholder Agreement, dated as of November 8, 2000, among the
               Registrant, Guojon Mar Guojonsson, Skuli Mogensen and Microcell
               Capital II Inc.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------

     *10.23 Shareholder Agreement, dated as of November 8, 2000, among the Registrant, Gu(LOGO)jon Mar Gu(LOGO)jonsson, Skuli
               Mogensen and Ericsson Canada

      10.24 iPulse Agency Agreement, dated as of November 1, 2000, between the Registrant and Ericsson Radio Systems AB

     *10.25 Amendment Number One to Shareholder Rights Agreement, dated as of October 2000, among the Registrant and Ericsson, Inc.

     *21.1     List of Subsidiaries

---------------
* Previously filed and incorporated by reference herein.