Form 10QSB
period 2001-03-31
OZ COM
filed 2001-06-21
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

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

                                Yes  [ X ]  No [  ]

     As of March 31, 2001, there were 89,779,596 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets at December 31, 2000 and March 31,
             2001 (unaudited)                                                  3

             Consolidated Statements of Operations (unaudited) for the
             three months ended March 31, 2000 and 2001                        4

             Consolidated Statements of Cash Flows (unaudited) for the
             three months ended March 31, 2000 and 2001                        5

             Consolidated Statements of Comprehensive Income (unaudited)
             for the three months ended March 31, 2000 and 2001                6

             Notes to Consolidated Financial Statements                        7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                         9

PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                15

     ITEM 2. CHANGES IN SECURITIES                                            16

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  16

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

     ITEM 5. OTHER INFORMATION                                                16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 16

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             OZ.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,            March 31,
                                                                       2000                  2001
                                                                   ------------           ------------
Assets                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                     $  3,559,559           $  2,935,351
     Trade accounts receivable                                           98,235                 89,606
     Accounts receivable from shareholder                             3,413,433              2,392,080
     Prepaid expenses and other current assets                          530,777                608,101
                                                                   ------------           ------------
         Total current assets                                         7,602,004              6,025,138
Property and equipment, net                                           3,879,161              4,014,802
License, net of accumulated amortization of $36,684 and
  $100,176                                                              852,205                788,713
Goodwill, net of accumulated amortization of $448,505 and
  $1,224,764                                                         15,076,668             14,300,409
                                                                   ------------           ------------
         Total assets                                              $ 27,410,038           $ 25,129,062
                                                                   ============           ============
Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable                                        $    558,483           $    321,329
     Accrued liabilities                                              1,111,304              1,294,768
     Current portion of deferred revenue                              1,767,107              3,082,734
     Current portion of notes payable                                    21,476                 20,094
                                                                   ------------           ------------
         Total current liabilities                                    3,458,370              4,718,925

Notes payable                                                           429,521                899,366
Deferred revenue                                                      1,011,957                938,001
                                                                   ------------           ------------
         Total liabilities                                            4,899,848              6,556,292
                                                                   ------------           ------------

Minority interest                                                         8,489                 17,870
Commitments and contingencies                                                --                     --
Redeemable common stock, $0.01 par value                              4,500,000              4,500,000
Shareholder's equity:
   Convertible preferred stock, $0.01 par value:
     25,000,000 shares authorized:
     14,680,964 and 14,530,964 shares issued and
     outstanding, respectively (liquidation value
     $14,530,964)                                                    17,079,446             16,884,446
   Common stock, $0.01 par value:
     275,000,000 shares authorized:
     89,479,596 and 89,779,596 shares issued and
     outstanding, respectively                                          894,796                897,796
   Additional paid-in capital                                        30,834,321             31,026,321
   Notes receivable from shareholders                                  (353,900)              (353,900)
   Deferred stock-based compensation                                 (4,032,567)            (3,596,958)
   Accumulated deficit including accumulated other
     comprehensive income of $667,810 and $1,208,815,
     respectively                                                   (26,420,395)           (30,802,805)
                                                                   ------------           ------------
Total shareholders' equity                                           18,001,701             14,054,900
                                                                   ------------           ------------
Total liabilities and shareholders' equity                         $ 27,410,038           $ 25,129,062
                                                                   ============           ============


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                               ---------------------------------
                                                   2000                 2001
                                               -----------           -----------
REVENUES
     Development services                        1,702,922             2,035,666
     Client services                                    --                 2,186
     License Fees                                   59,143                59,143
                                               -----------           -----------
         Total Revenues                          1,762,065             2,096,995

COST OF REVENUES                                   973,367             1,634,447
                                               -----------           -----------

GROSS PROFIT                                       788,698               462,548

OPERATING EXPENSES
     Sales and marketing                           646,157             1,099,104
     General and administrative
       (including stock-based
       compensation of $30,296 and
       $435,609)                                 1,197,543             3,127,798
     Research and development                      231,859               841,995
                                               -----------           -----------
         Total operating expenses                2,075,559             5,068,897
                                               -----------           -----------
         Operating loss                         (1,286,861)           (4,606,349)
                                               -----------           -----------
Interest income                                    113,855                42,115
Interest expense                                   (16,041)              (20,552)
Other income (expense) net                         (89,050)             (346,192)
                                               -----------           -----------
     Loss before provision for income
       taxes and minority interest              (1,278,097)           (4,930,978)
Income taxes                                            --                    --
Minority interest                                       --                 7,563
                                               -----------           -----------
     Net loss                                  $(1,278,097)          $(4,923,415)
                                               ===========           ===========

NET LOSS PER SHARE:
     Basic                                     $     (0.02)          $     (0.05)
                                               ===========           ===========
     Diluted                                   $     (0.02)          $     (0.05)
                                               ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                      ----------------------------------
                                                                          2000                   2001
                                                                      ------------           -----------
Cash flows from operating activities:
     Net loss                                                         $ (1,278,097)          $(4,923,415)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
         Depreciation and amortization                                     127,703             1,129,825
         Amortization of deferred stock-based compensation                  30,296               435,069
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                       (291,447)            1,029,982
         (Increase) decrease in prepaid expenses and other
           assets                                                           43,510               (84,588)
         Increase (decrease) in trade accounts payable                     297,705              (237,154)
         Increase (decrease) in accrued liabilities                        365,634               183,464
         Increase (decrease) in deferred revenue                           (59,143)            1,241,671
                                                                      ------------           -----------
              Net cash used in operating activities                       (763,839)           (1,232,709)
                                                                      ------------           -----------

Cash flows from investing activities:
     Purchases of property and equipment                                  (401,326)             (425,712)
                                                                      ------------           -----------
         Net cash used in investing activities                            (401,326)             (425,712)
                                                                      ------------           -----------

Cash flows from financing activities:
     Exercise of employee stock options                                    161,700                    --
     Issuance of notes payable                                                  --               500,000
     Repayments of notes payable                                            (4,760)               (6,792)
     Payment of capital lease obligation                                    (3,384)                   --
                                                                      ------------           -----------
         Net cash provided by financing activities                         153,556               493,208
                                                                      ------------           -----------
Effect of currency exchange rates on cash                                   30,922               541,005
                                                                      ------------           -----------
     Net decrease in cash                                                 (980,687)             (624,208)
Cash and cash equivalents at beginning of period                        13,603,592             3,559,559
                                                                      ------------           -----------
Cash and cash equivalents at end of period                            $ 12,622,905           $ 2,935,351
                                                                      ============           ===========

Supplemental cash flow information:
     Cash paid for interest                                           $      6,163           $     6,742
Supplemental disclosures of non-cash investing and financing activities:
     Conversion of preferred stock to common stock                    $    212,401           $   195,000


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                           FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                     ---------------------------------
                                        2000                   2001
                                     -----------           ------------
Net loss                             $(1,278,097)          $(4,923,415)

Other comprehensive income:
   Foreign currency
     translation adjustment               30,922               541,005
                                     -----------           -----------

Comprehensive loss                   $(1,247,175)          $(4,382,410)
                                     ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of OZ.COM and subsidiaries (the Company) are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements and notes should be read in connection with the Company's 2000 Annual Report on Form 10-KSB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.

     The year-end balance sheet data were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The accompanying consolidated financial statements include accounts of the Company and its subsidiaries.

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to developing new products and has incurred losses and negative cash flows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through the offering of equity or debt securities. However, there can be no assurance that the Company's efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2.   NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations as their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three months ended March 31, 2000, included preferred shares, convertible bonds, stock options and warrants. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three months ended March 31, 2001, included preferred shares, stock options and warrants.

     The components of basic and diluted net loss per share are as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                -----------------------------
                                                    2000              2001
                                                -----------      ------------
Net loss                                        $(1,278,097)     $ (4,923,415)
                                                ===========      ============
Weighted average outstanding shares of
   common stock                                  68,861,956        89,619,596

Net Loss per share:
     Basic                                      $     (0.02)     $      (0.05)
                                                ===========      ============
     Diluted                                    $     (0.02)     $      (0.05)
                                                ===========      ============

3.   CONVERSION OF SERIES A PREFERRED STOCK INTO COMMON STOCK

     During the three months ended March 31, 2001, holders of 150,000 shares of preferred stock elected to convert their shares into shares of common stock. In accordance with the terms of conversion, the shares of preferred stock were converted into 300,000 shares of common stock.

4.   STOCK-BASED COMPENSATION

     Stock-based compensation expense totaled $30,296 and $435,609 for the three months ended March 31, 2000 and 2001, respectively. Some stock options granted and restricted stock sold during the years ended December 31, 1998, 1999 and 2000 have been deemed to be compensatory.

5.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company adopted SFAS 133 during the three months ended March 31, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133, as amended, did not have a material impact on its consolidated financial position, results of operations, or cash flows.

6.   GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

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

                                   THREE MONTHS ENDED
                                        MARCH 31,
                              ------------------------------
                                 2000                2001
                              ----------         -----------
Revenues:
  Development                 $1,702,922          $2,035,666
  Client services                     --               2,186
  License                         59,143              59,143
                              ----------          ----------
      Total revenues          $1,762,065          $2,096,995
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

                                             THREE MONTHS ENDED
                                                   MARCH 31,
                                        ------------------------------
                                           2000                2001
                                        ----------          ----------
Revenues:
  North America                         $1,661,261          $2,044,013
  Europe (principally Iceland)             100,804              52,982
                                        ----------          ----------
      Total revenues                    $1,762,065          $2,096,995
                                        ==========          ==========

     Ericsson was the Company's only significant source of revenues during the three months ended March 31, 2000 and 2001. Revenues attributable to Ericsson comprised 98.4% and 99.4% of the total revenues for the three months ended March 31, 2000 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could," "potential," "continues," "predicts" and similar expressions and the negatives of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Registration Statement on Form 10-SB/A and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

     Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional ("3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates ("Ericsson") to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $4.5 million and $7.7 million in the years ended December 31, 1999 and December 31, 2000, respectively and $2.0 million for the three months ended March 31, 2001. We first recognized license revenues in September 1999, and generated license revenues of approximately $0.08 million and $0.3 million in the years ended December 31, 1999 and December 31, 2000, respectively, and $0.06 million for the three months ended March 31, 2001. In addition, we first recognized client services revenues of approximately $0.3 million in the year ended December 31, 2000. Client services revenue for the three months ended March 31, 2001 were minimal.

     We incurred net losses of approximately $4.9 million for the three months ended March 31, 2001 and $1.8 million, $2.9 million and $14.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. As of March 31, 2001, we had an accumulated deficit of approximately $32.0 million. We are currently operating at a deficit and expect to continue operating at a deficit over at least the next six months as we achieve reductions in our cost structure, while maintaining a sufficient resource base to support anticipated growth in sales. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

     We generate revenues from development work, commissions and referral fees, license fees and client services. We receive development revenues under contracts with each of Ericsson and Microcell Labs, Inc. as discussed further below. Until recently, we received license revenues primarily from a license of our core technologies to Ericsson. However, in November 2000, we amended and entered into new agreements with Ericsson. We also entered into agreements with Microcell Telecommunications, Inc. and/or its affiliates ("Microcell") in connection with our acquisition of OZ.COM Canada Company ("OZ.COM Canada"). However, as a result of the levels of ownership interest of Microcell and Ericsson at the inception of the contracts, certain payments received from Ericsson Canada Inc., an affiliate of Ericsson Telecom AB ("Ericsson Canada"), and Microcell have not been recognized as revenue, and future payments from Ericsson Canada and Microcell may not be immediately recognizable as revenue according to U.S. generally accepted accounting principles. In the first quarter of 2001, we received payments of $750,000 for development work rendered to Microcell, and $750,000 from Ericsson Canada under the specific co-operation and development agreement with Ericsson Canada that were not recognized as revenue. The expenses associated with our performance of the Microcell development work have been recognized as research and development expenses and the payments from Microcell for the work performed have been recorded as deferred revenue on our balance sheet. We have not incurred any cost in connection with the payment from Ericsson Canada because as of March 31, 2001, we had not yet commenced the performance of services for Ericsson Canada. We expect to begin performing services under specific development agreements for Ericsson Canada in the quarter ending June 30, 2001. We will recognize all of the deferred revenues as current revenue at the termination of the contract under which we performed the work.

     On November 1, 2000, we entered into a general co-operation and development agreement with Ericsson. The general co-operation and development agreement superseded the earlier document of the same name that we entered into in February 1999. Pursuant to this agreement, Ericsson and the Company agreed to cooperate in the area of Internet-based technologies, applications and services, including, but not limited to, development, testing integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company. Our cooperation pursuant to this agreement is nonexclusive and each party's participation is based on its individual evaluation of the commercial viability and expected benefits of the relationship.

     OZ.COM Canada entered into a specific co-operation and development agreement with Ericsson Canada on November 8, 2000 pursuant to which OZ.COM Canada will provide consulting and development services in the areas of mobile Internet applications for third generation ("3G") mobile telephony platforms. The specific co-operation and development agreement is an agreement under the Ericsson general co-operation and development agreement. Under the terms of the specific co-operation and development agreement, Ericsson Canada will advance to OZ.COM Canada a total of $6 million in quarterly installments of $750,000 over the agreement's two-year term, which installments will be applied by Ericsson Canada against amounts due for development work performed under the agreement. OZ.COM Canada will have access to Ericsson Canada's 3G laboratories and will receive up to 6,000 hours of assistance from qualified 3G experts for testing of the 3G development work. As further described below, we acquired OZ.COM Canada on November 8, 2000 in connection with our acquisition of MCE Holding Corporation ("Acquisition").

     OZ.COM Canada entered into a general co-operation development agreement with Microcell dated November 8, 2000 pursuant to which Microcell agreed to use OZ.COM Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications. Under the terms of the agreement, Microcell has committed to purchasing $9 million in consulting and development services and technology licenses in quarterly installments of $750,000 during the three-year term of the agreement. OZ.COM Canada will have full ownership of the products developed under the agreement and their related intellectual property rights. However, if the products are unrelated to OZ.COM Canada's product offerings or if the products are completed by Microcell as a result of OZ.COM Canada's breach of the agreement, Microcell will own the product and its related intellectual property rights, with OZ.COM Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell will have a license to use, sell and distribute for commercial use all products developed under the agreement. The license will be royalty free, except that Microcell will pay to OZ.COM Canada 10% of its net revenues attributable to the sale or license of the products during the three-year term after the commercial launch of the products. OZ.COM Canada will pay to Microcell 10% of all of its net revenues attributable to the sale or license of products developed under the agreement during the three-year term commencing with the commercial launch of the products.

     OZ.COM Canada also concluded a specific development and consulting agreement with Microcell dated November 8, 2000, pursuant to which OZ.COM Canada granted to Microcell a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on certain terms and conditions. Except for the revenue sharing payments under the general co-operation and development agreement with Microcell dated November 8, 2000 the license is royalty free. Ericsson had granted to MCE Holding Corporation, a strategic alliance between Ericsson Canada and Microcell, the right to grant a license to iPulse(TM) 1.5 and agreed to the assignment of this right to OZ.COM Canada.

         Our business strategy relies to a significant extent on the widespread propagation of the iPulse(TM) application through our relationships with network operators and Ericsson, one of the leading wireless telephone manufacturers. iPulse(TM) is available to network operators directly from Ericsson although we have entered into an agency agreement with Ericsson pursuant to which Ericsson is obligated to pay a commission based upon the net amount of payments (after deduction of taxes, insurance and other similar costs) actually received by Ericsson under licensing contracts for iPulse(TM) concluded through Ericsson's acceptance of orders that we procure. We will set the commission rate and the method of calculation and payment with Ericsson from time to time. At the same time, we have the opportunity to offer our Internet-based services to these customers. In the event that Ericsson licenses iPulse(TM) to one of its customers, we are entitled under a specific co-operation and development agreement dated February 1999 to a license fee equal to 15% of the net amount of payments (after deduction of taxes, insurance and other similar costs) actually received by Ericsson.

     In February 2000, we introduced mPresence(TM), a growing suite of mobile Internet applications. We continue to expect to incur significant additional expenses in developing and commercializing the mPresence(TM) service, including costs relating to operating our network cluster and network operating center in North America, as well as sales and marketing and research and development expenses. Although we have taken action to control these costs, we expect to incur substantial costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for mPresence(TM) will result in significant revenues or profitability.

     We derive client services revenues from services provided directly to network operator customers and a few select application service providers. These customer services include consulting, system integration, hosting and other value-added services. We expect in the future to generate service revenues from hosting iPulse(TM) and other mPresence(TM) applications primarily on behalf of network operators, as well as from product installation, maintenance and engineering support services.

     Consequently, we expect that our future revenues will be derived from the following:

     o    Payments from development work for Ericsson and Microcell;

     o Commissions and referral fees paid by Ericsson with respect to sales and licenses of iPulse(TM);

     o Licensing fees (i.e., revenue sharing payments) paid by Ericsson with respect to sales and licenses of iPulse(TM);

     o Licensing fees and/or revenue sharing payments paid by customers with respect to sales and licenses of mPresence(TM) services and applications; and

     o Fees from client services that we provide to our network operator customers.

     Our future success depends on our ability to increase revenues from the sources identified above. If the market for client services via wireless telephones fails to develop or develops more slowly than expected, then our business would be materially and adversely affected. In addition, because there are a relatively small number of network operators worldwide, any failure to sell our products to network operator customers successfully could result in a shortfall in revenues that could not be readily offset by other revenue sources.

     Ericsson entered into an agency agreement with us with respect to mPresence(TM) and our valued-added services. Ericsson's commission is based upon the net amount of payments (after deduction of taxes, hosting expenses, third-party licensing costs, insurance and similar costs) actually received by us under a licensing contract for mPresence(TM) concluded through our acceptance of orders procured by Ericsson. We will set the commission rate and the method of calculation and payment with Ericsson from time to time. In the absence of a contrary agreement, the rate will be 15% of the net amount of payment. If Ericsson does not participate in the sale but introduces the customer to us, Ericsson is entitled to a finder's fee equal to 5% of the net amount of payment. The agency agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

     We also entered into a value-added distribution license agreement with Ericsson on November 1, 2000, which superseded the value-added reseller agreement entered into with Ericsson in February 2000. The agreement gives us unrestricted perpetual rights to offer iPulse(TM) as a hosted service to our mPresence(TM) customers in exchange for certain license fees. Either party to the agreement may terminate the agreement if the other party commits a material breach of its obligations under the agreement or if any of the representations of such other party are materially untrue, and such default is not cured within thirty days of notice of such breach. Notwithstanding the termination of the agreement, OZ will retain the right to provide hosting services based on the then current version of iPulse(TM). After November 2003, and provided all royalties due Ericsson under the agreement have been paid, Ericsson will no longer be able to terminate the agreement.

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

RESULTS OF OPERATIONS

Development Services Revenues

     Development services revenues increased from $1.7 million for the three months ended March 31, 2000 to $2.0 million for the three months ended March 31, 2001. The increase in development services revenues was attributable primarily to a temporary acceleration of iPulse(TM) development work in response to specific customer demand in early 2001.

Client Services Revenues

     The quarter ended September 30, 2000 was the first period in which we recognized client services revenue. These revenues were mainly derived from contracts with oCen Communications, which engaged us to perform services relating to their commercial launch of our technology, and from Ericsson, which sponsored our Leif Ericsson project. Since then, we have focused our sales efforts on selling iPulse(TM) jointly with Ericsson and have only secured minor additional customer services revenues in the meantime. We believe that this will change assuming more customers purchase iPulse(TM) licenses and prepare to commercialize their own version of the product.

Licensing Revenues

     Licensing revenues were a constant $0.06 million for the three months ended March 31, 2000 and 2001. These revenues were related to the license of our core technology to Ericsson in 1999. As described above, we are entitled under our arrangements with Ericsson to receive revenue sharing fees from Ericsson's license or sale of iPulse(TM) to network operators. We also expect to receive revenues from licensing our mPresence(TM) suite of applications to network operators and Internet businesses. We expect our mPresence(TM) licensing revenues to be based on a revenue-sharing model whenever possible. When revenue sharing is not possible or, in our opinion, advisable, we will consider alternative pricing models, including upfront or incremental royalties per application per unit of time. We cannot be certain, however, that revenues will be generated from mPresence(TM) licensing.

Cost of Revenues - Development Services

     Cost of revenues - development services consists of compensation and independent consultant costs for personnel engaged in our developing services operations and related overhead. Cost of development services revenues increased from $1.0 million for the three months ended March 31, 2000 to $1.5 million for the three months ended March 31, 2001. As a percentage of development services revenues, cost of revenues - development services for the three months ended March 31, 2000 and 2001 was 57.2% and 75.7%, respectively. Gross profit on development services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the development assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of development services revenues will increase slightly in absolute dollars but decrease as a percentage of sales as we continue to invest in the growth of our consulting services and licensing operations.

Cost of Revenues - Client Services

     Cost of revenues -- client services consists of compensation and independent consultant costs for personnel engaged in our consulting services operations, hosting center and network operating center in North America, and related overhead. For the three months ended March 31, 2001, cost of revenues - client services was $0.1 million. These expenditures were primarily in connection with the establishment of our hosting center and network operating center in Montreal, Canada. Gross profit on client services revenues will be impacted by the mix of company personnel and independent consultants assigned to projects, the nature of the consulting agreements (i.e., fixed price versus time-and-material) and hosting and monitoring expenses. Hosting and monitoring expenses are, to a large extent, fixed and will therefore be reduced on a per user basis as the number of users is increased. There are also significant variable costs associated with hosting, including the need for additional third-party software licenses, additional servers and storage capacity, and additional bandwidth. Some of these variable expenses are affected by the number of users, but most will be a function of end-user behavior. The more our end-users take advantage of our services, the greater the demand will be on our equipment infrastructure, processing power and bandwidth. We cannot predict what actual user behavior will be and we are therefore seeking to develop contract relationships with our customers that will pass the risk of increases in hosting costs to our customers, but which will fix our gross profit margin on hosting services to fairly modest levels. However, we cannot be certain that we will be successful in entering into these types of relationships. We expect that cost of revenues - client services will vary as a percentage of client services revenues from period to period for the next several quarters.

Cost of Revenues - Licensing

     We have had no significant cost of revenues - licensing associated with our historical licensing revenues, which relate to a single license of our core technology to Ericsson in 1999. When we begin realizing licensing revenues from the sale of licenses related to our mPresence(TM) services, we expect to incur cost of revenues - licensing, which will consist primarily of third-party license and support fees. We expect that cost of revenues - licensing will vary as a percentage of licensing revenues from period to period.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased 70.1% from $0.6 million, or 36.7% of revenues, for the three months ended March 31, 2000, to $1.1 million, or 52.4% of revenues, for the three months ended March 31, 2001. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We plan to reduce substantially our sales and marketing expenses for the balance of 2001 by reducing the sales force in Europe and focusing our sales and marketing efforts on selling iPulse(TM) jointly with Ericsson, primarily in North America.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation, depreciation and amortization and other general corporate expenses. General and administrative expenses increased 261.2% from $1.2 million or 68.0% of revenues, for the three months ended March 31, 2000, to $3.1 million, or 149.2% of revenues, for the three months ended March 31, 2001. These increases were due primarily to the addition of personnel performing general and administrative functions, the management of our international operations, compliance with the reporting requirements under the U.S. Securities Exchange Act of 1934, increased amortization of stock-based compensation and amortization of intangible assets associated with the acquisition of MCE Holding Corporation in November 2000. We expect general and administrative expenses to begin to decline in the short-term as the effects of recent reductions in general and administrative personnel begin to impact our expenses. We will attempt to maintain a lower level of general and administrative expenses relative to the fourth quarter of 2000 and commit to additional expenses only if and when required in response to the growth of our business.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $0.2 million, or 13.2% of revenues, for the three months ended March 31, 2000, to $0.8 million, or 40.2% of revenues, for the three months ended March 31, 2001. The increase is primarily the result of certain work performed for Microcell that is not presently recognizable as revenues under U.S. generally accepted accounting principles. During the quarter ended March 31, 2001, we recognized in research and development expenses the cost of providing certain development services to Microcell, for which we received a payment of $750,000, which was not recognized as revenue under U.S. generally accepted accounting principles.

Interest Income (Expense), Net

     Interest income, net decreased from $97,814 for the three months ended March 31, 2000 to $21,563 for the three months ended March 31, 2001. The decrease is due to the lower cash balances held by us in the three months ended March 31, 2001.

Other Income (Expense), Net

     Other income (expense), net changed from a net loss of $89,050 for the three months ended March 31, 2000 to a net loss of $346,192 for the three months ended March 31, 2001. The change is primarily the result of changes in the currency exchange rates of the U.S. dollar relative to the Icelandic krona.

Income Taxes

     At December 31, 1999 and 2000 we had deferred tax assets of $4.7 million and $9.7 million respectively. Due to the uncertain nature of the ultimate realization, we have recorded a valuation allowance against deferred tax assets. At December 31, 2000 we had net operating loss carryforwards of approximately $23.9 million, $11.9 million and $4.0 million for federal, state and foreign income tax purposes, respectively. These carryforwards will expire from year 2001 through 2020.

Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations and issuances of stock.

     Net cash used in operating activities was $1.2 million for the three months ended March 31, 2001. The net cash used by operating activities for the three months ended March 31, 2001 was attributable primarily to the net loss of $4.9 million, which was offset primarily by a decrease of accounts receivable of $1.0 million and an increase in deferred revenue of $1.2 million.

     Net cash used in investing activities was $0.4 million for the three months ended March 31, 2001, primarily reflecting net purchases of property and equipment.

     Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2001, primarily reflecting the issuance of convertible promissory notes in SmartVR, Inc., our online learning subsidiary. The funds are being used entirely to finance the operations of the subsidiary and the promissory notes will convert into shares of stock of SmartVR, Inc., if at all.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases and capitalized lease obligations and the convertible promissory notes issued by our SmartVR, Inc. subsidiary, which are not guaranteed by us. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

     We are limiting discretionary expenses in all categories and plan to halt our growth, except for some expansion in our Montreal office, which may be offset from some attrition in other offices. We do not believe that our operating requirements for the next 12 months can be funded from cash provided by operations and cash reserves. However, we do believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next three months. Our recurring losses from operations, negative cash flows, and future need for additional capital raise substantial doubts about our ability to continue as a going concern. While we have significantly reduced our cost structure, negotiated better payment terms from our customers and focused substantially all of our sales efforts on opportunities that will generate additional cash in the short-term, we are not confident that cash generated from operations will be sufficient to satisfy our liquidity requirements, and we intend to seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On August 9, 2000, Garry Hare filed a complaint against us in the Superior Court for the City and County of San Francisco, California. Mr. Hare is a former director and officer whose employment was terminated in December 1998. We subsequently entered into a termination agreement with Mr. Hare. The amended complaint alleges fraud and breach of the employment and termination agreements. The amended complaint seeks compensatory damages according to proof, punitive damages according to proof, specific performance of the stock bonus portion of the termination agreement or employment agreement, a declaration that the termination agreement is void, and attorneys' fees and costs. We believe that the allegations in the amended complaint are without merit and intends to defend the complaint vigorously. In addition, we filed a cross-complaint against Mr. Hare on December 30, 2000, seeking attorneys' fees and damages for fraud and breach of the termination agreement. The ultimate outcome of this matter is not presently determinable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS -- NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE.

ITEM 5. OTHER INFORMATION -- NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          NOT APPLICABLE

     (b)  Reports on Form 8-K

          We filed a Report on Form 8-K/A on January 22, 2001, which amended the Report on Form 8-K filed on November 21, 2000 and reported (1) under Item 2 of Form 8-K/A our acquisition of MCE Holding Corporation on November 8, 2000, (2) under Item 5 of Form 8-K/A the execution by Ericsson and us in October 2000 of Amendment Number One to Shareholder Rights Agreement, which eliminated Ericsson's right under the Shareholder Rights Agreement dated February 4, 1999 to require us to repurchase the shares of Series A Preferred Stock and/or Common Stock owned by Ericsson under certain terms and conditions, and (3) under Item 7 of Form 8-K/A, our unaudited pro forma consolidated condensed balance sheet as of September 30, 2000 giving effect to the acquisition of MCE Holding Corporation as if it occurred on September 30, 2000 and our unaudited pro forma consolidated condensed statements of operations for the year ended December 31, 1999 and the nine months ended September 30, 2000 and 1999 giving effect to the acquisition as if it occurred on January 1, 1999.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OZ.COM
                                       a California corporation


                                       By: /s/  ROBERT G. QUINN
                                           -------------------------------------
                                                Robert G. Quinn
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


Date: June 19, 2001