Form 10KSB/A
period 2000-12-31
OZ COM
filed 2001-08-14
CIK 1112509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                 FORM 10-KSB/A

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


     Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. Due to such uncertainties and risks, you should not place undue reliance on such forward-looking statements that speak only as of the date of this Annual Report. We do not undertake to publicly update, review or revise any forward-looking statements to reflect any change in our expectations with regard thereto or to reflect events or circumstances occurring after the date hereof, unless required by the federal securities laws.


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

                                     OZ.COM

                                2000 FORM 10-KSB

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Facilities..................................................   25
Item 3.   Legal Proceedings...........................................   25
Item 4.   Submission of Matters to a Vote of Security Holders.........   25

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related              26
          Shareholder Matters.........................................
Item 6.   Management's Discussion and Analysis or Plan of Operation...   26
Item 7.   Financial Statements and Supplementary Data.................   36
Item 8.   Changes in and Disagreements with Accountants on Accounting    58
          and Financial Disclosure....................................

                                  PART III
Item 9.   Directors, Executive Officers, Promoters and Certain           58
          Persons.....................................................
Item 10.  Executive Compensation......................................   61
Item 11.  Security Ownership of Certain Beneficial Owners and            65
          Management..................................................
Item 12.  Certain Relationships and Related Transactions..............   68
Item 13.  Exhibits, Lists and Reports on Form 8-K.....................   72

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

Ericsson as Sales Channel


     Pursuant to the mPresence(TM) agency agreement also concluded with Ericsson on November 1, 2000, we granted Ericsson a nonexclusive right to promote our mPresence(TM) framework and value added services. In the absence of a contrary agreement with respect to any particular customer, we will pay to Ericsson 5% of the net sales price of any sales occurring as a result of a referral made by Ericsson or 15% of the net sales price if Ericsson concludes the sale as an agent. The agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions. Joint marketing efforts for mPresence(TM) have been initiated and we intend to maintain these efforts in the future.


OZ as Sales Agent


     Pursuant to an iPulse(TM) agency agreement also concluded with Ericsson on November 1, 2000, we have obtained a nonexclusive right to promote iPulse(TM). In the absence of a contrary agreement with respect to any particular customer, we are entitled to receive 5% of the net sales price of any sales made by Ericsson as a result of a referral we may make or 15% of the net sales price if we conclude the sale as an agent. Any payments made to us under the agreement will be in addition to our 15% royalty payment under the specific co-operation and development agreement entered into with Ericsson on February 4, 1999. The iPulse(TM) agency agreement has a two-year term and automatically will be renewed for an indefinite period unless earlier terminated in accordance with its provisions. Joint marketing efforts for iPulse(TM) have been initiated and we intend to maintain these efforts in the future. We believe that our active participation in the distribution of iPulse(TM) will enable us to build up the base of iPulse(TM) end users more rapidly. We intend to be recognized as the co-developers of iPulse(TM) and to ensure that our brand is strongly associated with Ericsson in the marketplace.


Importance of Relationship with Ericsson


     Under the terms of our agreements with Ericsson, Ericsson is able to exert a significant amount of influence over us. The termination of our agreements or the failure to renew some or all of our agreements with Ericsson would have a material adverse effect on our business, operating results and financial condition. Through its control of the Series A Preferred stock, Ericsson has veto power with respect to matters requiring the approval of the holders of the Series A Preferred stock. Ericsson is able to maintain its level of ownership in us as a result of a right to purchase its pro rata portion of any of our securities offered by us until we make an initial public offering, which right was granted to it under the terms of the shareholder rights agreement among us, Ericsson, Skuli Mogensen, Gudjon Mar Gudjonsson and OZ Holdings LLC dated February 4, 1999. Under the shareholder rights agreement, the parties also have agreed to vote a sufficient number of shares in favor of a board nominee designated by Ericsson until we close and initial public offering. Ericsson Canada also acquired 5,069,271 shares of Common Stock on November 8, 2000, and is able to maintain its current level of ownership as a result of a right, with some exceptions, to purchase its pro rata portion of any of our securities offered by us under a shareholder agreement among us, Ericsson Canada, Skuli Mogensen and Gudjon Mar Gudjonsson dated November 8, 2000.


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

Microcell as Investor


     In connection with our acquisition of MCE Holding Corporation, Microcell acquired 11,405,860 shares of Common Stock. We also entered into a shareholder agreement with Microcell and two of our directors and officers, Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Microcell the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us. In addition, Messrs. Mogensen and Gudjonsson have agreed to vote a sufficient number of our shares to enable a nominee of Microcell to sit on our board of directors.


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


     Furthermore, we have entered into agreements with Ericsson with respect to the sale and distribution of iPulse(TM) and our product mPresence(TM). Pursuant to a value-added distribution license agreement entered into with Ericsson on November 1, 2000, we may offer iPulse(TM) to our customers as an integral part of the mPresence(TM) framework and value-added services in exchange for royalties payable to Ericsson. Under the terms of the mPresence(TM) agency agreement also entered into with Ericsson on November 1, 2000, Ericsson has the right to promote our mPresence(TM) framework and services and, in the absence of a contrary agreement with respect to a specific customer, to receive from us 5% of the net sales price of mPresence(TM) from any sale resulting from a referral by Ericsson or 15% of the net sales price from any sale of mPresence(TM) that Ericsson concludes as an agent. We also concluded the iPulse(TM) agency agreement on November 1, 2000 through which we obtained the right to promote iPulse(TM). In the absence of a contrary agreement with respect to a specific customer, Ericsson will pay to us 5% of the net sales price from any sale of iPulse(TM) to a customer referred by us or 15% of the net sales price from any sale of iPulse(TM) that we conclude as an agent.



     The general co-operation and development agreement and the February 1999 specific co-operation and development agreement terminate on December 31, 2003, but will be automatically renewed on a yearly basis unless terminated by written notice of either party. The November 2000 specific co-operation and development agreement for 3G development work has a two-year term until November 8, 2002. The mPresence(TM) agency agreement and iPulse(TM) agency agreement have two-year terms and will be automatically renewed for an indefinite period unless earlier terminated in accordance with their provisions. The value-added distribution license agreement may be terminated by either party upon a material breach of the provisions of the agreement or any representations contained therein that is not cured by the other party. Notwithstanding the termination of the agreement, we will retain the right to provide hosting services based on the then current version of iPulse(TM). In November 2003, and provided that we have paid all royalties due under the agreement, Ericsson may no longer terminate the agreement.

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

OUR SUCCESS DEPENDS ON OUR KEY EXECUTIVES


     Our success is highly dependent upon the efforts and abilities of our executive officers, in particular: Messrs. Skuli Mogensen, co-founder and Chief Executive Officer; Gudjon Mar Gudjonsson, co-founder and Chief Visionary; and Skuli Valberg Olafsson, Chief Operating Officer. Although these executives have entered into employment agreements, these contracts may not be enforceable in their entirety, and in any event do not guarantee that these individuals will continue their employment with us. We do not maintain "key man" insurance with respect to any of our executive officers. The loss of the services of any of these key executives, for any reason, could have a material adverse effect upon our business, operating results and financial condition.


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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


     REVENUES. Our revenues increased 80.6% to $8.3 million in 2000 from $4.6 million in 1999. The increase is primarily the result of an increase in the volume of development work for Ericsson, and to a lesser extent because of an increase in our customer base and a diversification of our sources of revenues. Revenues from Ericsson increased 95.0% to $7.8 million in 2000 from $4.0 million in 1999. In the year ended December 31, 1999, 86.8% of our revenues were earned from Ericsson under the terms of a single development contract and a license of our core technology. Ericsson acquired the license because this technology was considered incidental to the development work as it was expected to be integrated to some extent into most, if not all, applications developed under the contract. In the year ended December 31, 2000, we added a second development contract with Ericsson and a new development agreement with Microcell, although as mentioned above, we received payments totaling $2.5 million for consulting and development work performed for Microcell and Ericsson that are not recognized as revenues under U.S. generally accepted accounting principles. We also began providing client services, which include consulting, system integration and development services in connection with the commercialization of our technologies.


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


     In March and May of 1999, we sold and issued to Landsbref-ahaettustyring, an Icelandic security house, and Fjarfestingarbanki Atvinnulifsins, an Icelandic investment bank, an aggregate of 2,000,000 shares of our common stock at a gross amount of $1.90 per share and received cash totaling $3,510,000, which was net of a discount.


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

  Revenue Recognition


     The Company's revenues consist primarily of fees for software development received from contracted research and development agreements. Revenues from contracted research and development agreements are recognized at the completion and acceptance of the project by the customer provided that the fee is fixed and determinable, and collection is considered probable by management. The Company also has software license revenue, which consists of software technology licensed to Ericsson. License revenue is recognized over the period beginning upon acceptance of the software and ending upon the expiration of the general co-operation and development agreement.


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

  Stock-Based Compensation for Non-Employees


     The Company periodically settles fees incurred for professional services through the issuance of common stock. The fair value of the common stock issued is determined based upon the fair value of the professional services rendered.


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


     In connection with the acquisition, the Company entered into a shareholder agreement with Microcell and two of the Company's directors and officers, Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Microcell the right to participate in any sales of the Company's shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of the Company's

                                     OZ.COM
securities offered by the Company. In addition, Messrs. Mogensen and Gudjonsson have agreed to vote a sufficient number of the Company's shares to enable a nominee of Microcell to sit on the board of directors of the Company.



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


     Ericsson Canada is a subsidiary of LM Ericsson, Sweden. Another subsidiary of LM Ericsson, Ericsson, Inc., owns 10,052,431 shares of the Company's Series A Preferred stock, which is currently convertible into the Company's common stock on a two-for-one basis. Under the terms of a shareholders agreement entered into in February 1999 among Ericsson, Inc., the Company and Messrs. Skuli Mogensen and Gudjon Mar Gudjonsson, Messrs. Skuli Mogensen and Gudjon Mar Gudjonsson have agreed to vote a sufficient number of shares to elect a nominee of Ericsson Inc. to the Company's board of directors. Currently, an Ericsson, Inc. nominee sits on the Company's board of directors. The Company and Ericsson Radio Systems entered into a Specific Co-Operation and Development Agreement in February 1999 under which the Company is performing development work for Ericsson Radio Systems related to Ericsson's iPulse product, as well as a value added license distribution agreement under which the Company may offer the iPulse product to its customers in exchange for royalties. In addition, the Company and Ericsson Radio Systems entered into two agency agreements which allow the Company to act as a sales agent for Ericsson's iPulse product and allow Ericsson Radio Systems to act as a sales agent for the Company's mPresence services offering, in return for certain sales commissions and referral fees.


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

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
Revenues:
  Development...............................................  $4,518,238    $7,724,249
  Client services...........................................          --       299,756
  Licenses..................................................      78,857       279,880
                                                              ----------    ----------
          Total Revenues....................................  $4,597,095    $8,303,885
                                                              ==========    ==========


     Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has sales operations in Stockholm, Sweden to address the European markets and in San Diego to address the United States and Canadian markets. Geographic information for the Company is as follows:



                                           REVENUES                LONG LIVED ASSETS
                                   ------------------------    -------------------------
                                      1999          2000          1999          2000
                                   ----------    ----------    ----------    -----------
North America....................  $3,891,524    $7,393,299    $   44,118    $16,294,741
Europe (principally Iceland).....     705,571       910,586     2,035,413      3,513,293
                                   ----------    ----------    ----------    -----------
     Total.......................  $4,597,095    $8,303,885    $2,079,531    $19,808,034
                                   ==========    ==========    ==========    ===========


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


                      NAME                        AGE                POSITION
                      ----                        ---                --------
Gudjon Mar Gudjonsson...........................  29     Director, Chief Visionary
Skuli Mogensen..................................  32     Director, Chief Executive Officer
Stig-Arne Larsson...............................  58     Director, Chairman of the Board
Lars Boman......................................  52     Director
Jeffrey Pulver..................................  38     Director
Andre Tremblay..................................  46     Director



     Gudjon Mar Gudjonsson, age 29, is our co-founder and our Chief Visionary. He has served as a director since December 1995. In 1990, he founded OZ, hf, our predecessor in Iceland. Mr. Gudjonsson has worked extensively in the computer software, communications and Internet industry over the last decade. He has served as a government consultant on various projects and was responsible for designing a future vision for the Ministry of Communication in Iceland in 1998.


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

     Jeffrey Pulver, age 38, served as a director from May 2000 until June 2001. He is the President and founder of Pulver.com, Inc., an Internet-based consulting firm that publishes Internet technology related research, produces trade shows and related conferences and provides consulting services to the telecommunications industry. Mr. Pulver is one of the leading experts in the field of streaming audio and video technologies and their effect on business communications. He is a pioneer in the field of Internet telephony and is the founder of the Voice on the Net Coalition, which aims to keep the Internet telephony industry free from regulations.


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

OFFICERS

     Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See "Executive Compensation." There is no family relationship between any director or executive officer and any other director or executive officer. Our executive officers on March 31, 2001 were as follows:


                NAME                   AGE                       POSITION
                ----                   ---                       --------
Skuli Mogensen.......................  32     Chief Executive Officer
Gudjon Mar Gudjonsson................  29     Chief Visionary
Robert G. Quinn......................  43     Chief Financial Officer
Kjartan Pierre Emilsson..............  35     Chief Technology Officer
Skuli Valberg Olafsson...............  34     Chief Operating Officer
Fredrik Torstensson..................  36     Executive Vice President of Sales and Business
                                              Development
Gunnar Thoroddsen....................  31     General Counsel
Jon L. Arnason.......................  40     Secretary and Treasurer
Gilles Lapierre......................  41     Vice President; Managing Director, OZ.COM
                                              Canada Company



     Biographical information for Skuli Mogensen and Gudjon Mar Gudjonsson is provided above.



     Robert G. Quinn was Chief Financial Officer from April 2000 through June 2001. Prior to serving as our CFO, Mr. Quinn was our General Counsel. Mr. Quinn was formerly the CFO for Safety Syringes, Inc., Paulsson Geophysical Services, Inc., Net4TV Corporation, and Novora, Inc., and served as our Interim CFO from May 1996 through May 1997. Mr. Quinn is a founding partner of Quinn & Quinn, a law firm, and is a member of the boards of directors of About Publishing, Inc., Heart Sine Technologies, Inc., Paulsson Geophysical Services, Inc. and Propheus, Inc. He earned his B.A. from California State University and his J.D. from Vanderbilt University School of Law.


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Based upon a review of reports received by us during or with respect to the year ended December 31, 2000 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, all required reports on Form 3, Form 4 and Form 5 were timely filed by our directors, officers and 10% stockholders, except that (i) Andre Tremblay was late filing a report on Form 3 upon becoming a director, (ii) Gilles Lapierre was late filing a report on Form 3 upon becoming an executive officer, (iii) Magnus Rosenblad, who is no longer an executive officer, failed to file a Form 3 upon becoming an executive officer in November 2000, and (iv) Titan Holdings, S.A., Ozone Ventures, S.A., and Lars Boman were each late filing a Form 3 upon the effectiveness of our registration statement on Form 10-SB.

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


                                                                                        LONG-TERM COMPENSATION
                                                                         ----------------------------------------------------
                                           ANNUAL COMPENSATION                    AWARDS                      PAYOUTS
                                     --------------------------------    -------------------------    -----------------------
                                                         OTHER ANNUAL    SECURITIES     RESTRICTED     LTIP       ALL OTHER
                                     SALARY     BONUS    COMPENSATION    UNDERLYING       STOCK       PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR      ($)       ($)      ($)(1)(2)      OPTIONS(#)     AWARDS(#)       (#)         ($)(3)
---------------------------  ----    -------    -----    ------------    -----------    ----------    -------    ------------
Skuli Mogensen............   2000    155,618      0             --               0          0            0          9,337
  Chief Executive Officer    1999    151,833      0             --               0          0            0          9,110
                             1998    131,742      0             --               0          0            0          7,905
Gudjon Mar Gudjonsson.....   2000    143,763      0         16,596               0          0            0          8,626
  Chairman of the Board,     1999    151,833      0             --               0          0            0          7,940
  Chief Visionary            1998    133,733      0         28,988               0          0            0          9,110
Robert Quinn..............   2000    304,644(4)   0         47,650         400,000          0            0          6,125
  Chief Financial Officer    1999    103,640      0              0               0          0            0              0
                             1998     81,170      0              0               0          0            0              0
Skuli Valberg Olafsson....   2000    114,783      0         14,541               0          0            0          6,887
  Chief Operating Officer    1999     25,937      0          3,067         500,000          0            0          1,556
                             1998         --     --             --              --         --           --
Fredrik Torstensson.......   2000    242,693(5)   0              0         500,200          0            0              0
  Executive Vice President   1999         --     --             --              --         --           --             --
  of Sales and Business      1998         --     --             --              --         --           --             --
  Development


---------------
(1) Includes perquisites and other personal benefits, securities or property received by the Named Officer unless the aggregate amount of such compensation is less than 10 percent of the total annual salary and bonus reported for the Named Officer.


(2) Includes $13,696 in automobile benefits received in 2000 and $22,200 in housing benefits received in 1998 by Gudjon Mar Gudjonsson; $36,000 in housing benefits received in 2000 by Robert Quinn; and $4,541 in automobile benefits received in 2000 and $2,486 in automobile benefits received in 1999 by Skuli Valberg Olafsson.


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


                                                                   INDIVIDUAL GRANTS
                                          -------------------------------------------------------------------
                                           NUMBER OF      PERCENT OF
                                          SECURITIES    TOTAL OPTIONS                  MARKET
                                          UNDERLYING      GRANTED TO     EXERCISE     PRICE OF
                                            OPTIONS      EMPLOYEES IN    PRICE PER   UNDERLYING    EXPIRATION
                  NAME                    GRANTED(#)    FISCAL 2000(%)     SHARE     SECURITY(1)      DATE
                  ----                    -----------   --------------   ---------   -----------   ----------
Skuli Mogensen..........................         --            --             --           --             --
Gudjon Mar Gudjonsson...................         --            --             --           --             --
Robert Quinn............................    400,000(2)       19.1%        $1.175        $3.75       12/31/09
Skuli Valberg Olafsson..................         --            --             --           --             --
Fredrik Torstensson.....................    400,000(3)       19.1%        $1.175        $3.75       12/31/09
                                            100,200(4)        4.8%        $1.175        $3.75       12/31/09


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


                                                                          NUMBER OF
                                                                         SECURITIES          VALUE OF
                                                                         UNDERLYING        UNEXERCISED
                                                                         UNEXERCISED       IN-THE-MONEY
                                            SHARES                         OPTIONS           OPTIONS
                                          ACQUIRED ON       VALUE       EXERCISABLE/       EXERCISABLE/
                  NAME                     EXERCISE      REALIZED(1)    UNEXERCISABLE    UNEXERCISABLE(2)
                  ----                    -----------    -----------    -------------    ----------------
Skuli Mogensen..........................         --             --              --               --
Gudjon Mar Gudjonsson...................         --             --              --               --
Robert Quinn............................    200,000       $730,000         150,000/           $0/$0
                                                                           250,000
Fredrik Torstensson.....................         --             --         133,334/           $0/$0
                                                                           366,866
Skuli Valberg Olafsson..................         --             --         200,000/           $0/$0
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

     Gudjon Mar Gudjonsson entered into an employment contract with us in October 1998, which is effective until January 2002. The contract provides for an initial annual salary of $132,000, with a yearly 5% increase and a yearly cost of living adjustment, and an annual bonus based on increases in revenues from the previous year, with the bonus capped at 100% of salary. Under the contract, Mr. Gudjonsson receives standard expatriation benefits. If Mr. Gudjonsson is terminated without cause, he will receive a twelve-month continuation of salary and benefits and a pro rata portion of his annual bonus. The contract includes a non-competition provision.



     Robert G. Quinn and we have voluntarily terminated his employment contract effective June 30, 2001. Under the terms of a consulting agreement, Mr. Quinn will continue to provide legal and consulting services to us at least through the end of 2002. Until the end of 2001, he will be available to us on a full-time basis, and throughout 2002 he will be available on a one-quarter-time basis. We will pay Mr. Quinn a retainer equal to approximately $20,000 per month for his full-time efforts and approximately $5,000 per month for his one-quarter-time efforts.


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

                                  COMMON STOCK


                                                                   AS OF MARCH 31, 2001
                                                   -----------------------------------------------------
                                                                             SHARES
                                                                           ACQUIRABLE      PERCENTAGE OF
                                                   SHARES BENEFICIALLY       WITHIN         ALL COMMON
      NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED           60 DAYS(1)(2)      STOCK(3)
      ------------------------------------         -------------------    -------------    -------------
Titan Holdings, Skuli Mogensen(4)................      18,597,000(5)                0          20.71%
OZone Ventures, Gudjon Mar Gudjonsson(4).........      34,597,000(6)          100,000          38.60%
Telefonaktiebolaget LM Ericsson, Ericsson Holding
  International B.V., Ericsson Canada Inc.,
  Ericsson Inc., LM Ericsson Holding AB, Ericsson
  Holding II Inc.(7).............................       5,069,271(8)       20,104,862          22.91%
Microcell Telecommunications Inc., Microcell
  Capital II Inc.(9).............................      11,405,860(10)               0          12.70%
Lars Boman(11)...................................               0                   0              0%
Stig-Arne Larsson(12)............................               0                   0              0%
Jeff Pulver(13)..................................               0                   0              0%
Andre Tremblay(14)...............................               0                   0              0%
Robert G. Quinn(15)..............................         200,000             200,000           0.44%
Kjartan Pierre Emilsson(4).......................         266,626              90,000           0.40%
Skuli Valberg Olafsson(4)........................           5,390(16)         200,000           0.23%
Gunnar Thoroddsen(4).............................          34,708              70,000           0.12%
Jon L. Arnason(4)................................          71,412              55,000           0.14%
Fredrik Torstensson(17)..........................               0             133,334           0.15%
Gilles Lapierre(9)...............................               0                   0              0%
All executive officers and directors as a group
  (13 persons)...................................      53,772,136             848,334          60.27%


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

 (4) Shareholder is at the following address: Snorrabraut 54, IS-105, Reykjavik, Iceland.

 (5) Titan Holdings, a Luxembourg holding company 100% owned by Skuli Mogensen, is the record owner of the 18,597,000 shares beneficially owned by Mr. Mogensen. The number of shares indicated does not include 34,697,000 shares of common stock beneficially owned by Mr. Gudjonsson and 11,405,860 shares of common stock beneficially owned by Microcell Capital II Inc. ("Microcell Capital"), who, together with Mr. Mogensen, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 by virtue of the Shareholder Agreement dated November 8, 2000 between us, Skuli Mogensen, Gudjon Mar Gudjonsson and Microcell Capital ("Shareholder Agreement"), which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors. Does not include 34,697,000 shares of common stock beneficially owned by Mr. Gudjonsson and 25,174,133 shares of Common Stock beneficially owned by Ericsson Inc., who, together with Mr. Mogensen, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement dated February 4, 1999 between OZ.COM, Skuli Mogensen, Gudjon Mar Gudjonsson, OZ Holdings LLC and Ericsson Inc., as amended ("Shareholder Rights Agreement"), which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors. Titan Holdings and Mr. Mogensen disclaim beneficial ownership of the shares beneficially owned by Mr. Gudjonsson, Microcell Capital or Ericsson Inc.



 (6) OZone Ventures, a Luxembourg holding company 100% owned by Gudjon Mar Gudjonsson, is the record owner of the 34,597,000 shares beneficially owned by, and the 100,000 shares acquirable within 60 days by, Mr. Gudjonsson. The number of shares indicated does not include 18,597,000 shares of common stock beneficially owned by Mr. Mogensen and 11,405,860 shares of common stock beneficially owned by Microcell Capital, who, together with Mr. Gudjonsson, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 by virtue of the Shareholder Agreement, which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors. Does not include 18,597,000 shares of Common Stock beneficially owned by Mr. Mogensen and 25,174,133 shares of Common Stock beneficially owned by Ericsson Inc., who, together with Mr. Gudjonsson, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement, which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors. OZone Ventures and Mr. Gudjonsson disclaim beneficial ownership of the shares beneficially owned by Mr. Mogensen, Microcell Capital or Ericsson Inc.


 (7) Telefonaktiebolaget LM Ericsson and LM Ericsson Holding AB are at the following address: Telefonvagen 30, SE-12625 Stockholm, Sweden. Ericsson Holding International B.V. is at the following address: Ericsson Straat #2, P.O. Box 8, NL-5120 AA, Rijen, Netherlands. Ericsson Canada Inc. is at the following address: 8400 Decarie Blvd., Town of Mount-Royal, Quebec, Canada H4P 2N2. Ericsson Inc. and Ericsson Holding II Inc. are at the following address: 740 East Campbell Road, Richardson, Texas 75083


 (8) As disclosed in the Schedule 13D filed on December 7, 2000, each of the named entities is the beneficial owner of the 5,069,271 shares of common stock owned directly by Ericsson Canada Inc. and the 10,052,431 shares of Series A Preferred stock owned directly by Ericsson Inc., which are convertible into 20,104,862 shares of common stock as of March 31, 2001. Does not include 34,697,000 shares of common stock beneficially owned by Mr. Gudjonsson and 18,597,000 shares of common stock beneficially owned by Skuli Mogensen, who, together with Ericsson Inc., may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement dated February 4, 1999 between OZ.COM, Skuli Mogensen, Gudjon Mar Gudjonsson, OZ Holdings, LLC and Ericsson, Inc., as amended, which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors.


 (9) Shareholders are at the following address: 1000, de la Gauchetiere Street West, 25th Floor, Montreal, Quebec H3B 4W5.

(10) Based on the Schedule 13D filed on November 22, 2000, Microcell Telecommunications Inc. is a beneficial owner of the 11,405,860 shares of common stock owned directly by Microcell Capital, a wholly-owned subsidiary of Microcell Telecommunications Inc. The number of shares beneficially owned by Microcell Telecommunications Inc. and Microcell Capital do not include 34,697,000 shares of common stock beneficially owned by Gudjon Mar Gudjonsson and 18,597,000 shares of common stock beneficially owned by Skuli Mogensen, who, together with Microcell Capital, may constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, by virtue of the Shareholder Agreement, which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors.


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

(17) Shareholder is at the following address: 9820 Towne Center Drive, La Jolla, California 92121.

                            SERIES A PREFERRED STOCK


                                                                    AS OF MARCH 31, 2001
                                                      -------------------------------------------------
                                                                        SHARES
                                                         SHARES       ACQUIRABLE
                                                      BENEFICIALLY      WITHIN         PERCENTAGE OF
        NAME AND ADDRESS OF BENEFICIAL OWNER             OWNED         60 DAYS      ALL PREFERRED STOCK
        ------------------------------------          ------------    ----------    -------------------
Titan Holdings, Skuli Mogensen......................            0           0                  0%
OZone Ventures, Gudjon Mar Gudjonsson...............       50,000(1)        0               0.34%
Telefonaktiebolaget LM Ericsson, Ericsson Holding
  International B.V., Ericsson Canada Inc., Ericsson
  Inc., LM Ericsson Holding AB, Ericsson Holding II
  Inc...............................................   10,052,431(2)        0              69.18%
Microcell Telecommunications Inc....................            0           0                  0%
Microcell Capital II Inc............................            0           0                  0%
Lars Boman..........................................            0           0                  0%
Stig-Arne Larsson...................................            0           0                  0%
Jeff Pulver.........................................            0           0                  0%
Andre Tremblay......................................            0           0                  0%
Robert G. Quinn.....................................            0           0                  0%
Kjartan Pierre Emilsson.............................            0           0                  0%
Skuli Valberg Olafsson..............................            0           0                  0%
Gunnar Thoroddsen...................................            0           0                  0%
Jon L. Arnason......................................            0           0                  0%
Fredrik Torstensson.................................            0           0                  0%
Gilles Lapierre.....................................            0           0                  0%
All executive officers and directors as a group (13
  persons)..........................................       50,000           0               0.34%


---------------

(1) OZone Ventures, a Luxembourg holding company 100% owned by Gudjon Mar Gudjonsson is the record owner of the 50,000 shares beneficially owned by Mr. Gudjonsson


(2) As disclosed in the Schedule 13D filed on December 7, 2000 each of the named entities is the beneficial owner of the 10,052,431 shares of Series A Preferred stock owned by Ericsson Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Directors. In July 1998 we loaned Skuli Mogensen and Gudjon Mar Gudjonsson $75,000, respectively. The loans accrued interest at a rate of 8% per annum and were due and payable on June 1, 1999. The total indebtedness for each of Messrs. Mogensen and Gudjonsson was $84,240 at December 31, 1999. Both of these loans (including accrued interest) were repaid in full in April 2000. Messrs. Mogensen and Gudjonsson are also parties to the shareholder rights agreement and the shareholder agreement described below.


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


     Pursuant to the mPresence(TM) agency agreement also concluded with Ericsson on November 1, 2000, we granted Ericsson a nonexclusive right to promote our mPresence(TM) framework and our value-added services. In the absence of a contrary agreement with respect to any particular customer, we will pay to Ericsson 5% of the net sales price of any sales occurring as a result of a referral made by Ericsson or 15% of the net sales price if Ericsson concludes the sale as an agent. The agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.



     Pursuant to the iPulse(TM) agency agreement also concluded with Ericsson on November 1, 2000, we have obtained a nonexclusive right to promote iPulse(TM). In the absence of a contrary agreement with respect to any particular customer, we are entitled to receive 5% of the net sales price of any sales made by Ericsson as a result of a referral we may make or 15% of the net sales price if we conclude the sale as an agent. Any payments made to us under the agreement will be in addition to our 15% royalty payment under the specific co-operation and development agreement entered into with Ericsson on February 4, 1999. The iPulse(TM) agency agreement has a two-year term and automatically will be renewed for an indefinite period unless earlier terminated in accordance with its provisions.


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


     Lars Boman, a director, is currently Vice President of Ericsson Radio Systems AB (ERA). Ericsson nominated Mr. Boman to the Board of directors under the terms of a shareholder rights agreement dated February 4, 1999 among us, Ericsson, Skuli Mogensen, Gudjon Mar Gudjonsson and OZ Holdings LLC. Each of the parties to the shareholders rights agreement agreed to vote a sufficient number of shares in favor of one nominee designated by Ericsson. Fredrik Torstensson, our Executive Vice President of Business Development and Sales, was Director of Business Development for Ericsson Mobile Phones from 1998 until April 2000. Gilles Lapierre, our Vice President and Managing Director of OZ.COM Canada was Vice President, Sales and Marketing, at Ericsson Canada from January 2000 to November 2000.



     Under the shareholders rights agreement, certain holders of our securities have the right to require registration of our securities under the Securities Act, subject to terms and conditions set forth in the agreement. In addition, until we effect a public offering of our securities, each party to the shareholder rights agreement has the right of first refusal with respect to any proposed transfer of our securities by another party other than a transfer to an affiliate (as defined in the agreement); provided, however, that the first 1,000,000 shares transferred by Skuli Mogensen and Gudjon Mar Gudjonsson is not subject to the right of first refusal and shares held by a former affiliate of a party to the shareholder rights agreement shall become subject to the right of first refusal at the time of the transaction by which the affiliate loses its affiliate status. Upon notice by the transferor stating the purchase price and terms of the third party offer to purchase the shares, the other parties have the right for a period of ten days to elect to purchase a pro rata portion of the offered shares. If none of the parties elects to purchase the shares, the transferor may sell the shares to a third-party purchaser.


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


     In connection with the acquisition, we entered into a shareholder agreement dated November 8, 2000 with Microcell and two of our directors and officers, Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Microcell the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us. In addition, Messrs. Mogensen and Gudjonsson have agreed to vote a sufficient number of our shares to enable a nominee of Microcell to sit on our board of directors. Andre Tremblay was elected as a director pursuant to the shareholder agreement. Mr. Tremblay is currently President and Chief Executive Officer of Microcell Telecommunications Inc.



     We also entered into a shareholder agreement dated November 8, 2000 with Ericsson Canada Inc., Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Ericsson Canada Inc. the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us.


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

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS TO BE FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

        1. Exhibits. The following Exhibits are filed herewith:


    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       2.1     Share Exchange Agreement between the Registrant and
               Microcell Capital II Inc. dated as of November 8, 2000
               (incorporated by reference to Exhibit 2.1 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
       2.2     Share Exchange Agreement between the Registrant and Ericsson
               Canada Inc. dated as of November 8, 2000 (incorporated by
               reference to Exhibit 2.2 to Registrant's Quarterly Report on
               Form 10-QSB for the period ended September 30, 2000 (file
               number 000-30701) filed on November 14, 2000)
       3.1     Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on
               Form 10-KSB for the period ended December 31, 2000 (file
               number 000-30701) filed on June 21, 2001)
       3.2     Amended and Restated By-laws (incorporated by reference to
               Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for
               the period ended December 31, 2000 (file number 000-30701)
               filed on June 21, 2001)
      10.1     1995 Stock Option Plan (incorporated by reference to Exhibit
               10.1 to Registrant's Registration Statement on Form 10-SB
               (file number 000-30701) filed on May 24, 2000)
      10.2     1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on
               Form 10-SB (file number 000-30701) filed on May 24, 2000)
      10.3     2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on
               Form 10-SB (file number 000-30701) filed on May 24, 2000)
      10.4     Employment Agreement between the Registrant and Skuli
               Mogensen dated as of October 15, 1998 (incorporated by
               reference to Exhibit 10.4 to Registrant's Registration
               Statement on Form 10-SB (file number 000-30701) filed on May
               24, 2000)
      10.5     Employment Agreement between the Registrant and Gudjon Mar
               Gudjonsson dated as of October 15, 1998 (incorporated by
               reference to Exhibit 10.5 to Registrant's Registration
               Statement on Form 10-SB (file number 000-30701) filed on May
               24, 2000)
      10.6     Employment Agreement between the Registrant and Robert Quinn dated as of April 1, 2000 (incorporated by reference to
               Exhibit 10.6 to Amendment No. 1 to Registrant's Registration
               Statement on Form 10-SB/A (file number 000-30701) filed on
               July 24, 2000)
      10.7     Employment Agreement between the Registrant and Skuli
               Valberg Olafsson dated as of September 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Registration
               Statement on Form 10-SB (file number 000-30701) filed on May
               24, 2000)
      10.8     Employment Agreement between the Registrant and Fredrik
               Torstensson dated as of March 17, 2000 (incorporated by
               reference to Exhibit 10.8 to Registrant's Annual Report on
               Form 10-KSB for the period ended December 31, 2000 (file
               number 000-30701) filed on June 21, 2001)
      10.9     Amendment to Employment Agreement between the Registrant and
               Fredrik Torstensson dated as of November 30, 2000
               (incorporated by reference to Exhibit 10.9 to Registrant's
               Annual Report on Form 10-KSB for the period ended December
               31, 2000 (file number 000-30701) filed on June 21, 2001)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.10    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on
               Form 10-SB (file number 000-30701) filed on May 24, 2000)
      10.11    General Co-operation and Development Agreement between the
               Registrant and Ericsson Telecom AB dated as of February 4,
               1999 (incorporated by reference to Exhibit 10.9 to
               Registrant's Registration Statement on Form 10-SB (file
               number 000-30701) filed on May 24, 2000)
      10.12    Specific Co-operation and Development Agreement between the
               Registrant and Ericsson Telecom AB for Communities and Link
               dated as of February 4, 1999 (incorporated by reference to
               Exhibit 10.10 to Registrant's Registration Statement on Form
               10-SB (file number 000-30701) filed on May 24, 2000)
      10.13    Value Added Reseller Agreement between the Registrant and
               Ericsson Telecom AB dated as of February 4, 1999
               (incorporated by reference to Exhibit 10.11 to Registrant's
               Registration Statement on Form 10-SB (file number 000-30701)
               filed on May 24, 2000)
      10.14    Shareholder Rights Agreement among the Registrant, Gudjon
               Mar Gudjonsson, Skuli Mogensen, Ericsson Inc. and OZ
               Holdings LLC dated as of February 4, 1999 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to
               Registrant's Registration Statement on Form 10-SB/A (file
               number 000-30701) filed on July 24, 2000)
      10.15    General Co-operation and Development Agreement between the
               Registrant and Ericsson Radio Systems AB dated as of
               November 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the
               period ended September 30, 2000 (file number 000-30701)
               filed on November 14, 2000)
      10.16    Specific Co-operation and Development Agreement between
               Ericsson Canada Inc. and OZ.COM Canada Company (fka 3044016
               Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.2 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.17    Value-added Distribution License Agreement between the
               Registrant and Ericsson Radio Systems AB dated as of
               November 1, 2000 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-QSB for the
               period ended September 30, 2000 (file number 000-30701)
               filed on November 14, 2000)
      10.18    General Co-operation and Development Agreement between
               Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016
               Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.4 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.19    Specific Development and Consulting Agreement between
               Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016
               Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.5 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.20    Assignment of Right to Sublicense Use of Software between
               MCE Holding Corporation and OZ.COM Canada Company (fka
               3044016 Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.6 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.21    mPresence Agency Agreement between the Registrant and
               Ericsson Radio Systems AB dated as of November 1, 2000
               (incorporated by reference to Exhibit 10.7 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.22    Shareholder Agreement among the Registrant, Gudjon Mar
               Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.
               dated as of November 8, 2000 (incorporated by reference to
               Exhibit 10.8 to Registrant's Quarterly Report on Form 10-QSB
               for the period ended September 30, 2000 (file number
               000-30701) filed on November 14, 2000)
      10.23    Shareholder Agreement among the Registrant, Gudjon Mar
               Gudjonsson, Skuli Mogensen and Ericsson Canada dated as of
               November 8, 2000 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB for the
               period ended September 30, 2000 (file number 000-30701)
               filed on November 14, 2000)
      10.24    iPulse Agency Agreement between the Registrant and Ericsson
               Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to
               Registrant's Registration Statement on Form 10-SB (file
               number 000-30701) filed on August 14, 2001)
      10.25    Amendment Number One to Shareholder Rights Agreement between the Registrant and Ericsson, Inc. dated as of October 2000
               (incorporated by reference to Exhibit 10.6 to Registrant's
               Current Report on Form 8-K (file number 000-30701) filed on
               November 21, 2000)
      21.1     List of Subsidiaries (incorporated by reference to Exhibit
               21.1 to Amendment No. 1 to Registrant's Registration
               Statement on Form 10-SB/A (file number 000-30701) filed on
               July 24, 2000)
      24.1     Power of Attorney (incorporated by reference to the Power of
               Attorney set forth on page 74 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)


     Copies of exhibits are available to shareholders upon request at a charge of $10.00 per document to cover the reasonable costs of printing and mailing the document. Requests should be made to Jon L. Arnason, OZ.COM, Snorrabraut 54, IS-105 Reykjavik, Iceland.


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

                                          OZ.COM
                                          a California Corporation


Date: August 9, 2001                      By:      /s/ SKULI MOGENSEN

                                            ------------------------------------
                                                       Skuli Mogensen


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                 /s/ SKULI MOGENSEN                       Chief Executive Officer        August 9, 2001
-----------------------------------------------------  (principal executive officer)
                   Skuli Mogensen

                 /s/ JON L. ARNASON                       Vice President, Finance        August 9, 2001
-----------------------------------------------------    (principal financial and
                   Jon L. Arnason                           accounting officer)

                          *                            Chief Visionary and Director      August 9, 2001
-----------------------------------------------------
                Gudjon Mar Gudjonsson

                          *                                      Director                August 9, 2001
-----------------------------------------------------
                     Lars Boman

                          *                                Chairman of the Board         August 9, 2001
-----------------------------------------------------
                  Stig-Arne Larsson

                          *                                      Director                August 9, 2001
-----------------------------------------------------
                   Andre Tremblay

               *By: /s/ SKULI MOGENSEN
   -----------------------------------------------
                   Skuli Mogensen,
                  Attorney-in-Fact

                                  EXHIBIT LIST


    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       2.1     Share Exchange Agreement between the Registrant and
               Microcell Capital II Inc. dated as of November 8, 2000
               (incorporated by reference to Exhibit 2.1 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
       2.2     Share Exchange Agreement between the Registrant and Ericsson
               Canada Inc. dated as of November 8, 2000 (incorporated by
               reference to Exhibit 2.2 to Registrant's Quarterly Report on
               Form 10-QSB for the period ended September 30, 2000 (file
               number 000-30701) filed on November 14, 2000)
       3.1     Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on
               Form 10-KSB for the period ended December 31, 2000 (file
               number 000-30701) filed on June 21, 2001)
       3.2     Amended and Restated By-laws (incorporated by reference to
               Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for
               the period ended December 31, 2000 (file number 000-30701)
               filed on June 21, 2001)
      10.1     1995 Stock Option Plan (incorporated by reference to Exhibit
               10.1 to Registrant's Registration Statement on Form 10-SB
               (file number 000-30701) filed on May 24, 2000)
      10.2     1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on
               Form 10-SB (file number 000-30701) filed on May 24, 2000)
      10.3     2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on
               Form 10-SB (file number 000-30701) filed on May 24, 2000)
      10.4     Employment Agreement between the Registrant and Skuli
               Mogensen dated as of October 15, 1998 (incorporated by
               reference to Exhibit 10.4 to Registrant's Registration
               Statement on Form 10-SB (file number 000-30701) filed on May
               24, 2000)
      10.5     Employment Agreement between the Registrant and Gudjon Mar
               Gudjonsson dated as of October 15, 1998 (incorporated by
               reference to Exhibit 10.5 to Registrant's Registration
               Statement on Form 10-SB (file number 000-30701) filed on May
               24, 2000)
      10.6     Employment Agreement between the Registrant and Robert Quinn dated as of April 1, 2000 (incorporated by reference to
               Exhibit 10.6 to Amendment No. 1 to Registrant's Registration
               Statement on Form 10-SB/A (file number 000-30701) filed on
               July 24, 2000)
      10.7     Employment Agreement between the Registrant and Skuli
               Valberg Olafsson dated as of September 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Registration
               Statement on Form 10-SB (file number 000-30701) filed on May
               24, 2000)
      10.8     Employment Agreement between the Registrant and Fredrik
               Torstensson dated as of March 17, 2000 (incorporated by
               reference to Exhibit 10.8 to Registrant's Annual Report on
               Form 10-KSB for the period ended December 31, 2000 (file
               number 000-30701) filed on June 21, 2001)
      10.9     Amendment to Employment Agreement between the Registrant and
               Fredrik Torstensson dated as of November 30, 2000
               (incorporated by reference to Exhibit 10.9 to Registrant's
               Annual Report on Form 10-KSB for the period ended December
               31, 2000 (file number 000-30701) filed on June 21, 2001)
      10.10    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on
               Form 10-SB (file number 000-30701) filed on May 24, 2000)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.11    General Co-operation and Development Agreement between the
               Registrant and Ericsson Telecom AB dated as of February 4,
               1999 (incorporated by reference to Exhibit 10.9 to
               Registrant's Registration Statement on Form 10-SB (file
               number 000-30701) filed on May 24, 2000)
      10.12    Specific Co-operation and Development Agreement between the
               Registrant and Ericsson Telecom AB for Communities and Link
               dated as of February 4, 1999 (incorporated by reference to
               Exhibit 10.10 to Registrant's Registration Statement on Form
               10-SB (file number 000-30701) filed on May 24, 2000)
      10.13    Value Added Reseller Agreement between the Registrant and
               Ericsson Telecom AB dated as of February 4, 1999
               (incorporated by reference to Exhibit 10.11 to Registrant's
               Registration Statement on Form 10-SB (file number 000-30701)
               filed on May 24, 2000)
      10.14    Shareholder Rights Agreement among the Registrant, Gudjon
               Mar Gudjonsson, Skuli Mogensen, Ericsson Inc. and OZ
               Holdings LLC dated as of February 4, 1999 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to
               Registrant's Registration Statement on Form 10-SB/A (file
               number 000-30701) filed on July 24, 2000)
      10.15    General Co-operation and Development Agreement between the
               Registrant and Ericsson Radio Systems AB dated as of
               November 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the
               period ended September 30, 2000 (file number 000-30701)
               filed on November 14, 2000)
      10.16    Specific Co-operation and Development Agreement between
               Ericsson Canada Inc. and OZ.COM Canada Company (fka 3044016
               Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.2 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.17    Value-added Distribution License Agreement between the
               Registrant and Ericsson Radio Systems AB dated as of
               November 1, 2000 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-QSB for the
               period ended September 30, 2000 (file number 000-30701)
               filed on November 14, 2000)
      10.18    General Co-operation and Development Agreement between
               Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016
               Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.4 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.19    Specific Development and Consulting Agreement between
               Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016
               Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.5 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.20    Assignment of Right to Sublicense Use of Software between
               MCE Holding Corporation and OZ.COM Canada Company (fka
               3044016 Nova Scotia Company) dated as of November 8, 2000
               (incorporated by reference to Exhibit 10.6 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)
      10.21    mPresence Agency Agreement between the Registrant and
               Ericsson Radio Systems AB dated as of November 1, 2000
               (incorporated by reference to Exhibit 10.7 to Registrant's
               Quarterly Report on Form 10-QSB for the period ended
               September 30, 2000 (file number 000-30701) filed on November
               14, 2000)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.22    Shareholder Agreement among the Registrant, Gudjon Mar
               Gudjonsson, Skuli Mogensen and Microcell Capital II Inc.
               dated as of November 8, 2000 (incorporated by reference to
               Exhibit 10.8 to Registrant's Quarterly Report on Form 10-QSB
               for the period ended September 30, 2000 (file number
               000-30701) filed on November 14, 2000)
      10.23    Shareholder Agreement among the Registrant, Gudjon Mar
               Gudjonsson, Skuli Mogensen and Ericsson Canada dated as of
               November 8, 2000 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB for the
               period ended September 30, 2000 (file number 000-30701)
               filed on November 14, 2000)
      10.24    iPulse Agency Agreement between the Registrant and Ericsson
               Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to
               Registrant's Registration Statement on Form 10-SB (file
               number 000-30701) filed on August 14, 2001)
      10.25    Amendment Number One to Shareholder Rights Agreement between the Registrant and Ericsson, Inc. dated as of October 2000
               (incorporated by reference to Exhibit 10.6 to Registrant's
               Current Report on Form 8-K (file number 000-30701) filed on
               November 21, 2000)
      21.1     List of Subsidiaries (incorporated by reference to Exhibit
               21.1 to Amendment No. 1 to Registrant's Registration
               Statement on Form 10-SB/A (file number 000-30701) filed on
               July 24, 2000)
      24.1     Power of Attorney (incorporated by reference to the Power of
               Attorney set forth on page 74 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)


     Copies of exhibits are available to shareholders upon request at a charge of $10.00 per document to cover the reasonable costs of printing and mailing the document. Requests should be made to Jon L. Arnason, OZ.COM, Snorrabraut 54, IS-105 Reykjavik, Iceland.