Form 10QSB
period 2001-06-30
OZ COM
filed 2001-08-14
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  [X]     No [ ]

     As of June 30, 2001, there were 90,339,596 shares of the registrant's Common Stock outstanding.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets at December 31, 2000 and
             June 30, 2001 (unaudited)                                        3

             Consolidated Statements of Operations (unaudited) for the
             three and six months ended June 30, 2000 and 2001                4

             Consolidated Statements of Cash Flows (unaudited) for the
             three and six months ended June 30, 2000 and 2001                5

             Consolidated Statements of Comprehensive Income (unaudited)
             for the three and six months ended June 30, 2000 and 2001        6

             Notes to Consolidated Financial Statements (unaudited)           7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                        9

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                               16

     ITEM 2. CHANGES IN SECURITIES                                           17

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 17

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

     ITEM 5. OTHER INFORMATION                                               17

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                17

SIGNATURES                                                                   18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             OZ.COM AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,      June 30,
                                                         2000             2001
                                                     ------------     ------------
                                                                      (unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $  3,559,559     $  1,207,634
     Trade accounts receivable                             98,235          138,512
     Accounts receivable from shareholder               3,413,433        3,036,127
     Prepaid expenses and other current assets            530,777          441,620
                                                     ------------     ------------
         Total current assets                           7,602,004        4,823,893
Property and equipment, net                             3,879,161        4,362,401
License, net of accumulated amortization of
  $36,684 and $162,015                                    852,205          726,874
Goodwill, net of accumulated amortization of
  $448,505 and $2,001,023                              15,076,668       13,524,150
Other assets                                                   --          157,780
                                                     ------------     ------------
         Total assets                                $ 27,410,038     $ 23,595,098
                                                     ============     ============

Liabilities and Shareholders' Equity

Current liabilities:
     Trade accounts payable                          $    558,483     $    843,178
     Accrued liabilities                                1,111,304        1,272,697
     Current portion of deferred revenue                1,767,107        4,668,846
     Current portion of notes payable                      21,476           18,378
                                                     ------------     ------------
         Total current liabilities                      3,458,370        6,803,099

Notes payable                                             429,521          886,119
Deferred revenue                                        1,011,957          823,190
                                                     ------------     ------------
         Total liabilities                              4,899,848        8,512,408
                                                     ------------     ------------

Minority interest                                           8,489            3,488
Commitments and contingencies                                  --               --
Redeemable common stock, $0.01 par value                4,500,000        4,500,000

Shareholder's equity:
   Convertible preferred stock, $0.01 par value:
     25,000,000 shares authorized:
     14,680,964 and 14,270,964 shares issued
     and outstanding, respectively (liquidation
     value $14,270,964)                                17,079,446       16,546,446

   Common stock, $0.01 par value:
     275,000,000 shares authorized:
     89,479,596 and 90,339,596 shares issued and
     outstanding, respectively                            894,796          903,396
   Additional paid-in capital                          30,834,321       31,362,721
   Notes receivable from shareholders                    (353,900)        (353,900)
   Deferred stock-based compensation                   (4,032,567)      (3,163,974)
   Accumulated deficit including accumulated
     other comprehensive income of $667,810 and
     $1,111,061, respectively                         (26,420,395)     (34,715,487)
                                                     ------------     ------------
Total shareholders' equity                             18,001,701       10,579,202
                                                     ------------     ------------
Total liabilities and shareholders' equity           $ 27,410,038     $ 23,595,098
                                                     ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                     ---------------------------     ---------------------------
                                         2000            2001           2000             2001
                                     -----------     -----------     -----------     -----------
REVENUES
     Development services              1,517,951       2,273,723       3,220,873       4,309,389
     Client services                          --          52,240              --          54,426
     License fees                         59,143          59,143         118,286         118,286
                                     -----------     -----------     -----------     -----------
         Total Revenues                1,577,094       2,385,106       3,339,159       4,482,101

COST OF REVENUES                       1,329,173       1,856,847       2,302,540       3,491,294
                                     -----------     -----------     -----------     -----------
GROSS PROFIT                             247,921         528,259       1,036,619         990,807

OPERATING EXPENSES
     Sales and marketing               1,400,800         644,353       2,046,957       1,743,457
     General and administrative
       (including stock-based
       compensation of $550,775,
       $432,984, $581,071 and
       $868,593                        1,845,302       3,235,538       3,042,845       6,363,336
     Research and development            547,129         586,430         778,988       1,428,425
                                     -----------     -----------     -----------     -----------
         Total operating expenses      3,793,231       4,466,321       5,868,790       9,535,218
                                     -----------     -----------     -----------     -----------
         Operating loss               (3,545,310)     (3,938,062)     (4,832,171)     (8,544,411)
                                     -----------     -----------     -----------     -----------
Interest income                          102,292          11,049         216,147          53,164
Interest expense                         (30,081)        (42,616)        (46,122)        (63,168)
Other income (expense) net              (512,213)        140,319        (601,263)       (205,873)
                                     -----------     -----------     -----------     -----------
     Loss before provision for
       income taxes and minority
       interest                       (3,985,312)     (3,829,310)     (5,263,409)     (8,760,288)
Income taxes                                  --                              --
Minority interest                             --          14,382              --          21,945
                                     -----------     -----------     -----------     -----------
     Net loss                        $(3,985,312)    $(3,814,928)    $(5,263,409)    $(8,738,343)
                                     ===========     ===========     ===========     ===========

NET LOSS PER SHARE:
     Basic                           $     (0.06)    $     (0.04)    $     (0.08)    $     (0.10)
                                     ===========     ===========     ===========     ===========
     Diluted                         $     (0.06)    $     (0.04)    $     (0.08)    $     (0.10)
                                     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ----------------------------     ----------------------------
                                                         2000            2001             2000             2001
                                                     ------------     -----------     ------------     -----------
Cash flows from operating activities:
  Net loss                                           $ (3,985,312)    $(3,814,928)    $ (5,263,409)    $(8,738,343)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                         126,295       1,121,498          253,998       2,251,323
    Amortization of deferred stock-based
      compensation                                        550,775         432,984          581,071         868,593
    Minority interest                                          --         (14,382)              --         (21,945)
    (Increase) decrease in accounts receivable            204,063        (692,953)         (87,384)        337,029
    (Increase) decrease in prepaid expenses and
      other assets                                        (14,818)         15,965           28,692         (68,623)
    Increase (decrease) in trade accounts payable         (35,152)        521,849          262,553         284,695
    Increase (decrease) in accrued liabilities            391,402         (22,071)         757,036         161,393
    Increase (decrease) in deferred revenue               (59,143)      1,471,301         (118,286)      2,712,972
                                                     ------------     -----------     ------------     -----------
      Net cash used in operating activities            (2,821,890)       (980,737)      (3,585,729)     (2,212,906)
                                                     ------------     -----------     ------------     -----------

Cash flows from investing activities:
  Purchases of property and equipment                    (840,100)       (629,678)      (1,241,426)     (1,055,390)
                                                     ------------     -----------     ------------     -----------
      Net cash used in investing activities              (840,100)       (629,678)      (1,241,426)     (1,055,390)
                                                     ------------     -----------     ------------     -----------

Cash flows from financing activities:
  Exercise of employee stock options                       65,200           4,000          226,900           4,000
  Issuance of notes payable                                    --              --               --         500,000
  Repayments of notes payable                             (12,041)         (3,946)         (16,801)        (10,738)
  Payment of capital lease obligation                          --              --           (3,384)             --
                                                     ------------     -----------     ------------     -----------
      Net cash provided by financing activities            53,159              54          206,715         493,262
                                                     ------------     -----------     ------------     -----------
Effect of currency exchange rates on cash                 108,464        (117,356)         139,386         423,109
                                                     ------------     -----------     ------------     -----------
      Net decrease in cash                             (3,500,367)     (1,727,717)      (4,481,054)     (2,351,925)

Cash and cash equivalents at beginning of period       12,622,905       2,935,351       13,603,592       3,559,559
                                                     ------------     -----------     ------------     -----------
Cash and cash equivalents at end of period           $  9,122,538     $ 1,207,634     $  9,122,538     $ 1,207,634
                                                     ============     ===========     ============     ===========

Supplemental cash flow information:
     Interest paid                                   $      6,904     $    13,469     $     13,067     $    20,211
                                                     ============     ===========     ============     ===========
Supplemental disclosures of non-cash investing
  and financing activities:
    Conversion of preferred stock to common stock    $     62,790     $   338,000     $    275,191     $   533,000
                                                     ============     ===========     ============     ===========
    Common stock issued for notes                    $         --     $        --     $    188,000     $        --
                                                     ============     ===========     ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                  ENDED JUNE 30,
                                             ---------------------------     ---------------------------
                                                2000             2001            2000            2001
                                             -----------     -----------     -----------     -----------
Net loss                                     $(3,985,312)    $(3,814,928)    $(5,263,409)    $(8,738,343)

Other comprehensive income (loss):
  Foreign currency translation adjustment        108,465         (97,754)        139,387         443,251
                                             -----------     -----------     -----------     -----------
Comprehensive loss                           $(3,876,847)    $(3,912,682)    $(5,124,022)    $(8,295,092)
                                             ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to the development of new products and has incurred losses and negative cash flows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through the offering of equity or debt securities. However, there can be no assurance that the Company's efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2.   NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations as their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three and six months ended June 30, 2000 and 2001, included convertible preferred shares, stock options and warrants.

     The components of basic and diluted net loss per share are as follows:

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                          ---------------------------
                                              2000           2001
                                          -----------     -----------
Net loss                                  $(5,263,409)    $(8,738,343)
                                          ===========     ===========

Weighted average outstanding shares of
   common stock                            69,694,564      89,852,524

Net loss per share:
     Basic                                $     (0.08)    $     (0.10)
                                          ===========     ===========
     Diluted                              $     (0.08)    $     (0.10)
                                          ===========     ===========

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                          ---------------------------
                                              2000           2001
                                          -----------     -----------
Net loss                                  $(3,985,312)    $(3,814,928)
                                          ===========     ===========

Weighted average outstanding shares of
   common stock                            70,527,170      90,082,893

Net Loss per share:
     Basic                                $     (0.06)    $     (0.04)
                                          ===========     ===========
     Diluted                              $     (0.06)    $     (0.04)
                                          ===========     ===========

3.   CONVERSION OF SERIES A PREFERRED STOCK INTO COMMON STOCK

     During the six months ended June 30, 2001, holders of 260,000 shares of preferred stock elected to convert their shares into shares of common stock. In accordance with the terms of conversion, the shares of preferred stock were converted into 520,000 shares of common stock.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishing accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company adopted SFAS 133 during the three months ended March 31, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         In June 2001, the Financial Accounting Standards Board approved SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are required to be evaluated against these new criteria and may result in an intangible asset being reclassified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company believes that upon adoption of these statements it will likely need to rename the strategic "customer relationship" that it acquired in its acquisition of MCE Holding Corporation in November 2000 that is currently recorded as "goodwill" in its financial statements. The Company would then continue to amortize the intangible asset. As a result, the Company does not believe that the adoption of SFAS No. 141 and 142 will have a material impact on its consolidated financial position or results of operations.

5.   GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

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

                          THREE MONTHS ENDED           SIX MONTHS ENDED
                               JUNE 30,                    JUNE 30,
                       ------------------------    ------------------------
                          2000          2001          2000          2001
                       ----------    ----------    ----------    ----------
Revenues:
  Development          $1,517,951    $2,273,723    $3,220,873    $4,309,389
  Client services              --        52,240            --        54,426
  License                  59,143        59,143       118,286       118,286
                       ----------    ----------    ----------    ----------
     Total revenues    $1,577,094    $2,385,106    $3,339,159    $4,482,101
                       ==========    ==========    ==========    ==========

     Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has sales operations in San Diego to address the United States and Canadian markets. All development services related to the revenues reported below were performed in Europe (Iceland and Sweden). Information regarding the Company's revenues in different geographic regions is as follows:

                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                 JUNE 30,                    JUNE 30,
                         ------------------------    ------------------------
                            2000          2001          2000          2001
                         ----------    ----------    ----------    ----------
Revenues:
  North America          $1,447,774    $1,053,363    $3,109,035    $3,097,376
  Europe (principally
     Iceland)               129,320     1,331,743       230,124     1,384,725
                         ----------    ----------    ----------    ----------
     Total revenues      $1,577,094    $2,385,106    $3,339,159    $4,482,101
                         ==========    ==========    ==========    ==========

     Ericsson was the Company's only significant source of revenues during the three and six months ended June 30, 2001. Revenues attributable to Ericsson comprised 95.5% and 97.3% of the total revenues for the three and six months ended June 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could," "potential," "continues," "predicts" and similar expressions and the negatives of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Registration Statement on Form 10-SB/A and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements unless required under the federal securities laws.

Overview

     Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional ("3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates ("Ericsson") to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $4.5 million and $7.7 million in the years ended December 31, 1999 and 2000, respectively and $4.3 million for the six months ended June 30, 2001. We first recognized license revenues in September 1999, and generated license revenues of approximately $0.08 million and $0.2 million in the years ended December 31, 1999 and 2000, respectively, and $0.1 million for the six months ended June 30, 2001. In addition, we first recognized client services revenues of approximately $0.3 million in the year ended December 31, 2000. Client services revenue for the six months ended June 30, 2001 were $0.05 million.

     We incurred net losses of approximately $8.7 million for the six months ended June 30, 2001 and $1.8 million, $2.9 million and $14.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. As of June 30, 2001, we had an accumulated deficit, including accumulated other comprehensive income, of approximately $35.8 million. We are currently operating at a deficit and expect to continue operating at a deficit over at least the next three months as we achieve reductions in our cost structure, while maintaining a sufficient resource base to support anticipated growth in sales. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

     We generate revenues from development work, commissions and referral fees, license fees and client services. We receive development revenues under contracts with each of Ericsson and Microcell Labs, Inc. as discussed further below. Until recently, we received license revenues primarily from a license of our core technologies to Ericsson. However, in November 2000, we amended and entered into new agreements with Ericsson. We also entered into agreements with Microcell Telecommunications, Inc. and/or its affiliates ("Microcell") in connection with our acquisition of MCE Holding Corporation and its subsidiary 3044016 Nova Scotia Company, which is now called OZ.COM Canada Company ("OZ.COM Canada"). However, as a result of the levels of ownership interest of Microcell and Ericsson at the inception of the contracts, certain payments received from Ericsson Canada Inc., an affiliate of Ericsson Telecom AB ("Ericsson Canada"), and Microcell have not been recognized as revenue, and future payments from Ericsson Canada and Microcell may not be immediately recognizable as revenue according to U.S. generally accepted accounting principles. In the quarter ended June 30, 2001, we received payments of $750,000 for development work rendered to Microcell, and $750,000 from Ericsson Canada under the specific co-operation and development agreements with Ericsson Canada and Microcell that were not recognized as revenue. The expenses associated with our performance of the Microcell development work have been recognized as research and development expenses and the payments from Microcell for the work performed have been recorded as deferred revenue on our balance sheet. We have not incurred any cost in connection with the payment received from Ericsson Canada because, as of June 30, 2001, we had not yet commenced the performance of services for Ericsson Canada. We expect to begin performing services under specific development agreements for Ericsson Canada in the quarter ending September 30, 2001. We will recognize all of the deferred revenues as current revenue at the termination of the contract under which we performed the work.

     On November 1, 2000, we entered into a general co-operation and development agreement with Ericsson. The general co-operation and development agreement superseded the earlier document of the same name that we entered into in February 1999. Pursuant to this agreement, Ericsson and the Company agreed to cooperate in the area of Internet-based technologies, applications and services, including, but not limited to, development, testing integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company. Pursuant to the February 1999 agreement and as restated in the new agreement, Ericsson also acquired a license to substantially all of our technology as it existed in February 1999 because this technology was considered incidental to the development work as it was expected to be integrated to some extent into most, if not all, applications developed under the general co-operation and development agreement. Our cooperation pursuant to this agreement is nonexclusive and each party's participation is based on its individual evaluation of the commercial viability and expected benefits of the relationship.

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

     OZ.COM Canada entered into a general co-operation and development agreement with Microcell dated as of November 8, 2000 pursuant to which Microcell agreed to use OZ.COM Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications. Under the terms of the agreement, Microcell has committed to purchase $9 million in consulting and development services and technology licenses in quarterly installments of $750,000 during the three-year term of the agreement. OZ.COM Canada will have full ownership of the products developed under the agreement and their related intellectual property rights. However, if the products are unrelated to OZ.COM Canada's product offerings or if the products are completed by Microcell as a result of OZ.COM Canada's breach of the agreement, Microcell will own the product and its related intellectual property rights, with OZ.COM Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell will have a license to use, sell and distribute for commercial use all products developed under the agreement. The license will be royalty free, except that Microcell will pay to OZ.COM Canada 10% of its net revenues attributable to the sale or license of the products during the three-year term after the commercial launch of the products. OZ.COM Canada will pay to Microcell 10% of all of its net revenues attributable to the sale or license of products developed under the agreement during the three-year term commencing with the commercial launch of the products.

     OZ.COM Canada also concluded a specific development and consulting agreement with Microcell dated as of November 8, 2000, pursuant to which OZ.COM Canada granted to Microcell a non-exclusive, non-transferable, non-revocable license to use iPulse(TM) 1.5 on certain terms and conditions. Except for the revenue sharing payments under the general co-operation and development agreement with Microcell dated November 8, 2000 the license is royalty free. Ericsson had granted to MCE Holding Corporation, a strategic alliance between Ericsson Canada and Microcell, the right to grant a license to iPulse(TM) 1.5 and agreed to the assignment of this right to OZ.COM Canada.

     In March 2001, OZ.COM Canada and Microcell entered into a second specific development agreement under the general co-operation and development agreement between the two parties dated as of November 8, 2000. Under the second specific development agreement, OZ.COM Canada provided to Microcell consulting services related to the development of wireless Internet applications. The payments received under the second specific development agreement will be recognized at the completion of the products for which the consulting services were provided.

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

     We derive client services revenues from services provided directly to network operator customers. These customer services include consulting, system integration, hosting and other value-added services. We expect in the future to generate service revenues from hosting iPulse(TM) and mPresence(TM) applications primarily on behalf of network operators, as well as from product installation, maintenance and engineering support services.

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

     On November 1, 2000, Ericsson entered into an agency agreement with us with respect to mPresence(TM) and our valued-added services. Ericsson's commission is based upon the net amount of payments (after deduction of taxes, hosting expenses, third-party licensing costs, insurance and similar costs) actually received by us under a licensing contract for mPresence(TM) concluded through our acceptance of orders procured by Ericsson. We will set the commission rate and the method of calculation and payment with Ericsson from time to time. In the absence of a contrary agreement, the rate will be 15% of the net amount of payment. If Ericsson does not participate in the sale but introduces the customer to us, Ericsson is entitled to a finder's fee equal to 5% of the net amount of payment. The agency agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

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

     We expect sales in Canada and, to a lesser extent, Europe, to account for a significant portion of our revenues in the foreseeable future. Risks inherent in our international business activities include:

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

     Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. We have recently taken action to reduce these expenses by closing our Stockholm office, which will result in the reduction or elimination of our sales efforts in Europe as well as the costs associated with supporting the European sales force, and by adopting other cost saving measures. Our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues will grow in the next several quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will remain approximately at their current levels as we focus on performing existing contracts and supporting Ericsson's iPulse(TM) sales effort. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

Development Services Revenues

     Development services revenues increased from $1.5 million for the three months ended June 30, 2000 to $2.3 million for the three months ended June 30, 2001 and increased from $3.2 million for the six months ended June 30, 2000 to $4.3 million for the six months ended June 30, 2001. The increase in development services revenues was attributable primarily to a temporary acceleration of iPulse(TM) development work in response to customer demand in early 2001.

Client Services Revenues

     The quarter ended September 30, 2000 was the first period in which we recognized client services revenue. These revenues were mainly derived from contracts with oCen Communications, which engaged us to perform services relating to their commercial launch of our technology, and from Ericsson, which sponsored our Leif Ericsson project. Since then, we have focused our sales efforts on selling iPulse(TM) jointly with Ericsson and have only secured $0.05 million additional customer services revenue for the three and six months ended June 30, 2001. We believe that this will change assuming more customers purchase iPulse(TM) licenses and prepare to commercialize their own version of the product.

Licensing Revenues

     Licensing revenues were a constant $0.06 million for the three months ended June 30, 2000 and 2001 and $0.12 million for the six months ended June 30, 2000 and 2001. These revenues were related to the license of our core technology to Ericsson in 1999. We began recognizing these revenues upon delivery and acceptance by Ericsson of the software license and we are amortizing the initial payments over the remaining life of the general co-operation and development agreement under which it was granted. As described above, we are entitled under our arrangements with Ericsson to receive revenue sharing fees from Ericsson's license or sale of iPulse(TM) to network operators. We also expect to receive revenues from licensing our mPresence(TM) suite of applications to network operators and Internet businesses. We expect our mPresence(TM) licensing revenues to be based on a revenue-sharing model whenever possible. When revenue sharing is not possible or, in our opinion, advisable, we will consider alternative pricing models, including upfront or incremental royalties per application per unit of time. We cannot be certain, however, that revenues will be generated from mPresence(TM) licensing.

Cost of Revenues - Development Services

     Cost of revenues - development services consists of compensation and independent consultant costs for personnel engaged in our developing services operations and related overhead. Cost of development services revenues increased from $1.0 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001, and from $1.9 million for the six months ended

June 30, 2000 to $3.0 million for the six months ended June 30, 2001. As a percentage of development services revenues, cost of revenues - development services for the three months ended June 30, 2000 and 2001 was 63.6% and 65.3%, respectively. As a percentage of development services revenues, cost of revenues
- development services for the six months ended June 30, 2000 and 2001 was 60.2% and 68.9%, respectively. The mix of company personnel and independent consultants assigned to projects impacts gross profit on development services revenues. The gross profit we achieve is also impacted by the contractual terms of the development assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of development services revenues will increase slightly in absolute dollars but decrease as a percentage of sales as we continue to invest in the growth of our consulting services and licensing operations.

Cost of Revenues - Client Services

     Cost of revenues - client services consists of compensation and independent consultant costs for personnel engaged in our consulting services operations, hosting center and network operating center in North America, and related overhead. For the three and six months ended June 30, 2001, cost of revenues - client services was $0.3 million and $0.4 million, respectively. These expenditures were primarily in connection with the establishment of our hosting center and network operating center in Montreal, Canada. Gross profit on client services revenues will be impacted by the mix of company personnel and independent consultants assigned to projects, the nature of the consulting agreements (i.e., fixed price versus time-and-material) and hosting and monitoring expenses. Hosting and monitoring expenses are, to a large extent, fixed and will therefore be reduced on a per user basis as the number of users is increased. There are also significant variable costs associated with hosting, including the need for additional third-party software licenses, additional servers and storage capacity, and additional bandwidth. Some of these variable expenses are affected by the number of users, but most will be a function of end-user behavior. The more our end-users take advantage of our services, the greater the demand will be on our equipment infrastructure, processing power and bandwidth. We cannot predict what actual user behavior will be and we are therefore seeking to develop contract relationships with our customers that will pass the risk of increases in hosting costs to our customers, but which will fix our gross profit margin on hosting services to fairly modest levels. However, we cannot be certain that we will be successful in entering into these types of relationships. We expect that cost of revenues - client services will vary as a percentage of client services revenues from period to period for the next several quarters.

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

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses decreased 54.0% from $1.4 million, or 88.8% of revenues, for the three months ended June 30, 2000, to $0.6 million, or 27.0% of revenues, for the three months ended June 30, 2001. Sales and marketing expenses decreased 14.8% from $2.0 million, or 61.3% of revenues, for the six months ended June 30, 2000, to $1.7 million, or 38.9% of revenues, for the six months ended June 30, 2001. These decreases resulted from the reduction of our sales force and sales activities in Europe and our focus on sales and marketing efforts on selling iPulse(TM) jointly with Ericsson, primarily in North America.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation, depreciation and amortization and other general corporate expenses. General and administrative expenses increased 75.3% from $1.8 million or 117.0% of revenues, for the three months ended June 30, 2000, to $3.2 million, or 135.7% of revenues, for the three months ended June 30, 2001. General and administrative expenses increased 109.1% from $3.0 million or 91.1% of revenues, for the six months ended June 30, 2000, to $6.4 million, or 142.0% of revenues, for the six months ended June 30, 2001. These increases were due primarily to the addition of personnel performing general and administrative functions, the management of our international operations, compliance with the reporting requirements under the U.S. Securities Exchange Act of 1934, increased amortization of stock-based compensation and amortization of intangible assets associated with the acquisition of MCE Holding Corporation in November 2000. We expect general and administrative expenses to begin to decline in the short-term as the effects of recent reductions in general and administrative personnel begin to impact our expenses, although increases in legal expenses in connection with the legal proceedings initiated by Mr. Garry Hare will offset some or all of the recent reductions, and may even cause general and administrative expenses to increase in the short-term. Our plan is to maintain a lower level of general and administrative expenses relative to the fourth quarter of 2000 and commit to additional expenses only if and when required in response to the growth of our business or by factors beyond our control.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 7.2% from $0.5 million, or 34.7% of revenues, for the three months ended June 30, 2000, to $0.6 million, or 24.6% of revenues, for the three months ended June 30, 2001. Research and development expenses increased 83.4% from $0.8 million, or 23.3% of revenues, for the six months ended June 30, 2000, to $1.4 million, or 31.9% of revenues, for the six months ended June 30, 2001. The increase is primarily the result of certain work performed for Microcell that is not presently recognizable as revenues under U.S. generally accepted accounting principles. During the three months ended June 30, 2001, we recognized in research and development expenses the cost of providing certain development services to Microcell, for which we received a payment of $750,000, which was not recognized as revenue under U.S. generally accepted accounting principles.

Interest Income (Expense), Net

     Interest income, net decreased from a net gain of $72,211 for the three months ended June 30, 2000 to a net expense of $31,567 for the three months ended June 30, 2001. Interest income, net decreased from $170,025 for the six months ended June 30, 2000 to a net expense of $10,004 for the six months ended June 30, 2001. The decrease is due to the lower cash balances held by us in the three and six months ended June 30, 2001.

Other Income (Expense), Net

     Other income (expense), net changed from a net loss of $512,213 for the three months ended June 30, 2000 to a net gain of $140,319 for the three months ended June 30, 2001. Other income (expense), net changed from a net loss of $601,263 for the six months ended June 30, 2000 to a net loss of $205,873 for the six months ended June 30, 2001. The change is primarily the result of changes in the currency exchange rates of the U.S. dollar relative to the Icelandic krona.

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

Liquidity and Capital Resources

     Our primary liquidity needs are for working capital and capital expenditures, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations and issuances of stock.

     Net cash used in operating activities was $2.2 million for the six months ended June 30, 2001. The net cash used by operating activities for the six months ended June 30, 2001 was attributable primarily to the net loss of $8.7 million, which was offset primarily by amortization and depreciation of $3.1 million, a decrease of accounts receivable of $0.3 million, an increase in accounts payable of $0.3 million and an increase in deferred revenue of $2.7 million.

     Net cash used in investing activities was $1.1 million for the six months ended June 30, 2001, primarily reflecting net purchases of property and equipment, to a large extent related to the set-up of hosting equipment and our network operating center and further establishment of our Montreal operations.

     Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2001, primarily reflecting the issuance of convertible promissory notes in SmartVR, Inc., our online learning subsidiary. The funds are being used entirely to finance the operations of the subsidiary and the promissory notes are convertible into shares of stock of SmartVR, Inc.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases and capitalized lease obligations and the convertible promissory notes issued by our SmartVR, Inc. subsidiary, which are not guaranteed by us. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

     We are limiting discretionary expenses in all categories and plan to halt our growth, except for some expansion in our Montreal office, which may be offset from some attrition in other offices. We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next nine months. While we have significantly reduced our cost structure, negotiated better payment terms from our customers and focused substantially all of our sales efforts on opportunities that will generate additional cash in the short-term, we are not confident that cash generated from operations will be sufficient to satisfy our liquidity requirements, and we are seeking to sell additional equity or debt securities. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On August 9, 2000, Garry Hare filed a complaint against us in the Superior Court for the City and County of San Francisco, California. Mr. Hare is a former director and officer whose employment was terminated in December 1998. We subsequently entered into a termination agreement with Mr. Hare. The amended complaint alleges fraud and breach of the employment and termination agreements. The amended complaint seeks compensatory damages according to proof, punitive damages according to proof, specific performance of the stock bonus portion of the termination agreement or employment agreement, a declaration that the termination agreement is void, and attorneys' fees and costs. We believe that the allegations in the amended complaint are without merit and intend to defend against the complaint vigorously. In addition, we filed a cross-complaint against Mr. Hare on December 30, 2000, seeking attorneys' fees and damages for breach of the termination agreement. The ultimate outcome of this matter is not presently determinable. In July 2001 we received notice from our insurance carrier of its position that neither the costs of defense nor any judgment against us in this matter will be paid or reimbursed under our insurance policy. Accordingly, the cost of defending this action, if not reimbursed by Mr. Hare as the non-prevailing party under the terms of the termination agreement between us, and the costs of any judgment or settlement in favor of Mr. Hare could have a materially adverse impact on our business and financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE.

ITEM 5. OTHER INFORMATION - NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    *10.1 Specific Co-Operation and Development Agreement (II) between Registrant and Microcell Labs Inc. dated as of March 9, 2001

(b) REPORTS ON FORM 8-K - NOT APPLICABLE.


* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OZ.COM
                                             a California corporation


                                             By: /s/ JON L. ARNASON
                                                 -------------------------------
                                                     Jon L. Arnason
                                                     Vice President, Finance
                                                     (Principal Financial and
                                                     Accounting Officer)


Date: August 14, 2001

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION
   -------                        -----------

    *10.1 Specific Co-Operation and Development Agreement (II) between Registrant and Microcell Labs Inc. dated as of March 9, 2001.


------------
* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment.