Form 10QSB
period 2001-09-30
OZ COM
filed 2001-11-14
CIK 1112509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

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

                               Yes [X]   No [ ]

        As of September 30, 2001, there were 90,387,596 shares of the registrant's Common Stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

               Consolidated Balance Sheets at December 31, 2000 and
               September 30, 2001 (unaudited)                                     3

               Consolidated Statements of Operations (unaudited) for the
               three and nine months ended September 30, 2000 and 2001            4

               Consolidated Statements of Cash Flows (unaudited) for the
               three and nine months ended September 30, 2000 and 2001            5

               Consolidated Statements of Comprehensive Income (unaudited)
               for the three and nine months ended September 30, 2000 and 2001    6

               Notes to Consolidated Financial Statements (unaudited)             7

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                9

PART II.  OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                                 16

    ITEM 2.    CHANGES IN SECURITIES                                             16

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   16

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

    ITEM 5.    OTHER INFORMATION                                                 17

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  17

SIGNATURE                                                                        17

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                             OZ.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,      September 30,
                                                          2000               2001
                                                     ------------       ------------
                                                                         (unaudited)
Assets
Current assets:
    Cash and cash equivalents                        $  3,559,559       $  1,047,882
    Trade accounts receivable                              98,235            129,697
    Accounts receivable from shareholder                3,413,433          1,640,325
    Prepaid expenses and other current assets             530,777            293,719
                                                     ------------       ------------
        Total current assets                            7,602,004          3,111,623
Property and equipment, net                             3,879,161          3,985,827
License, net of accumulated amortization of
  $36,684 and $227,160                                    852,205            661,729
Goodwill, net of accumulated amortization of
  $448,505 and $2,777,749                              15,076,668         12,747,424
Other assets                                                   --            170,301
                                                     ------------       ------------
        Total assets                                 $ 27,410,038       $ 20,676,904
                                                     ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
    Trade accounts payable                           $    558,483       $  1,042,774
    Accrued liabilities                                 1,111,304          1,004,898
    Current portion of deferred revenue                 1,767,107          6,001,406
    Current portion of notes payable                       21,476             19,519
                                                     ------------       ------------
        Total current liabilities                       3,458,370          8,068,597

Notes payable                                             429,521            899,921
Deferred revenue                                        1,011,957            845,750
                                                     ------------       ------------
        Total liabilities                               4,899,848          9,814,268
                                                     ------------       ------------

Minority interest                                           8,489                 --
Commitments and contingencies                                  --                 --
Redeemable common stock, $0.01 par value                4,500,000          4,500,000
Shareholder's equity:
  Convertible preferred stock, $0.01 par value:
    25,000,000 shares authorized:
    14,680,964 and 14,270,964 shares issued and
    outstanding, respectively (liquidation
    value $14,270,964)                                 17,079,446         16,546,446
  Common stock, $0.01 par value:
    275,000,000 shares authorized:
    89,479,596 and 90,387,596 shares issued and
    outstanding, respectively                             894,796            903,876
  Additional paid-in capital                           30,834,321         31,367,041
  Notes receivable from shareholders                     (353,900)          (353,900)
  Deferred stock-based compensation                    (4,032,567)        (2,733,490)
  Accumulated deficit including accumulated
    other comprehensive income of $667,810 and
    $677,341, respectively                            (26,420,395)       (39,367,337)
                                                     ------------       ------------
Total shareholders' equity                             18,001,701          6,362,636
                                                     ------------       ------------
Total liabilities and shareholders' equity           $ 27,410,038       $ 20,676,904
                                                     ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                          FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                     ------------------------------      ------------------------------
                                         2000             2001               2000              2001
                                     ------------      ------------      ------------      ------------
REVENUES
    Development services             $  1,798,324      $  1,163,020      $  5,019,197      $  5,472,409
    Client services                       105,941           142,907           105,941           197,333
    License fees                           59,143            59,143           177,429           177,429
                                     ------------      ------------      ------------      ------------
        Total Revenues                  1,963,408         1,365,070         5,302,567         5,847,171

COST OF REVENUES                        1,083,134         1,501,493         3,385,674         4,992,787
                                     ------------      ------------      ------------      ------------

GROSS MARGIN                              880,274          (136,423)        1,916,893           854,384

OPERATING EXPENSES
    Sales and marketing                   934,652           404,798         2,981,609         2,148,255
    General and administrative
      (including stock-based
      compensation of $477,473,
      $430,484, $1,058,544 and
      $1,299,077)                       2,917,879         3,074,402         5,960,724         9,437,738
    Research and development              834,113           488,901         1,613,101         1,917,326
                                     ------------      ------------      ------------      ------------
        Total operating expenses        4,686,644         3,968,101        10,555,434        13,503,319
                                     ------------      ------------      ------------      ------------
        Operating loss                 (3,806,370)       (4,104,524)       (8,638,541)      (12,648,935)
                                     ------------      ------------      ------------      ------------
Interest income                            94,222            11,150           310,369            64,314
Interest expense                          (15,022)          (31,605)          (61,144)          (94,773)
Other income (expense) net               (761,862)          (85,297)       (1,363,125)         (291,170)
                                     ------------      ------------      ------------      ------------
    Loss before provision for
      income taxes and minority
      interest                         (4,489,032)       (4,210,276)       (9,752,441)      (12,970,564)
Income taxes                                   --                --                --                --
Minority interest                          14,215            (7,854)           14,215            14,091
                                     ------------      ------------      ------------      ------------
    Net loss                         $ (4,474,817)     $ (4,218,130)     $ (9,738,226)     $(12,956,473)
                                     ============      ============      ============      ============

NET LOSS PER SHARE:
    Basic                            $      (0.06)     $      (0.05)     $      (0.14)     $      (0.14)
                                     ============      ============      ============      ============
    Diluted                          $      (0.06)     $      (0.05)     $      (0.14)     $      (0.14)
                                     ============      ============      ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                             ------------------------------      ------------------------------
                                                                 2000              2001              2000              2001
                                                             ------------      ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                                 $ (4,474,817)     $ (4,218,130)     $ (9,738,226)     $(12,956,473)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                             195,700         1,150,689           449,698         3,402,012
        Noncash charges (credits), net                             (8,548)               --            (8,548)               --
        Loss on disposal of property and equipment                     --           122,127                --           122,127
        Amortization of deferred stock-based
          compensation                                            477,473           430,484         1,058,544         1,299,077
        Minority interest                                              --            36,036                --            14,091
        (Increase) decrease in accounts receivable                144,514         1,404,617            57,130         1,741,646
        (Increase) decrease in prepaid expenses and
          other assets                                           (231,131)          135,380          (202,439)           66,757
        Increase (decrease) in trade accounts payable             246,848           199,596           509,401           484,291
        Increase (decrease) in accrued liabilities                (95,711)         (267,799)          661,325          (106,406)
        Increase (decrease) in deferred revenue                   (59,143)        1,355,120          (177,429)        4,068,092
                                                             ------------      ------------      ------------      ------------
     Net cash provided by (used in) operating activities       (3,804,815)          348,120        (7,390,544)       (1,864,786)
                                                             ------------      ------------      ------------      ------------

Cash flows from investing activities:
    Purchases of property and equipment                          (756,351)          (84,043)       (1,997,777)       (1,139,433)
    Proceeds from the sale of property and equipment                   --            28,348                --            28,348
                                                             ------------      ------------      ------------      ------------
        Net cash used in investing activities                    (756,351)          (55,695)       (1,997,777)       (1,111,085)
                                                             ------------      ------------      ------------      ------------

Cash flows from financing activities:
    Exercise of employee stock options                             37,042             4,800           263,942             8,800
    Issuance of common stock in subsidiary to minority              9,000                --             9,000                --
    Issuance of convertible note                                       --                --                --           500,000
    Repayments of notes payable                                   (39,896)           (5,369)          (56,697)          (16,107)
    Payment of capital lease obligation                                --                --            (3,384)               --
                                                             ------------      ------------      ------------      ------------
        Net cash provided by financing activities                   6,146              (569)          212,861           492,693
                                                             ------------      ------------      ------------      ------------
Effect of currency exchange rates on cash                         478,590          (451,608)          617,976           (28,499)
                                                             ------------      ------------      ------------      ------------
    Net decrease in cash                                       (4,076,430)         (159,752)       (8,557,484)       (2,511,677)
Cash and cash equivalents at beginning of period                9,122,538         1,207,634        13,603,592         3,559,559
                                                             ------------      ------------      ------------      ------------
Cash and cash equivalents at end of period                   $  5,046,108      $  1,047,882      $  5,046,108      $  1,047,882
                                                             ============      ============      ============      ============

Supplemental cash flow information:
    Interest paid                                            $      8,406      $      7,210      $     21,473      $     27,421
                                                             ============      ============      ============      ============
Supplemental disclosures of non-cash
  investing and financing activities:
    Conversion of preferred stock to common stock            $    212,401      $         --      $    275,191      $    533,000
                                                             ============      ============      ============      ============
    Common stock issued for notes                            $      1,500      $         --      $    189,500      $         --
                                                             ============      ============      ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                         FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                   ------------------------------      ------------------------------
                                        2000             2001              2000              2001
                                   ------------      ------------      ------------      ------------
Net loss                           $ (4,474,817)     $ (4,218,130)     $ (9,738,226)     $(12,956,473)

Other comprehensive income
  (loss):
  Foreign currency translation
    adjustment                          478,589          (433,720)          617,976             9,531
                                   ------------      ------------      ------------      ------------
Comprehensive loss                 $ (3,996,228)     $ (4,651,850)     $ (9,120,250)     $(12,946,942)
                                   ============      ============      ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                             OZ.COM AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying financial statements of OZ.COM and subsidiaries (the Company) are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements and notes should be read in connection with the Company's 2000 Annual Report on Form 10-KSB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.

        The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

        The accompanying consolidated financial statements include accounts of the Company and its subsidiaries.

        The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to the development of new products and has incurred losses and negative cash flows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to decrease its operating expenses so that it can become profitable on its existing operations, and may seek to raise additional capital through the offering of equity or debt securities. However, there can be no assurance that the Company's efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.      NET LOSS PER SHARE

        Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations as their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three and nine months ended September 30, 2000 and 2001, included redeemable common stock, convertible preferred stock, stock options and warrants.

        The components of basic and diluted net loss per share are as follows:

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                  2000                2001
                                              ------------       --------------
Net loss                                      $ (9,738,226)      $  (12,956,473)
                                              ============       ==============

Weighted average outstanding shares
  of common stock                               70,078,537           90,031,786

Net loss per share:
    Basic                                     $      (0.14)      $        (0.14)
                                              ============       ==============
    Diluted                                   $      (0.14)      $        (0.14)
                                              ============       ==============

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------
                                                  2000                2001
                                              ------------       --------------
Net loss                                      $ (4,474,817)      $   (4,218,130)
                                              ============       ==============

Weighted average outstanding shares
  of common stock                               70,846,486           90,384,466

Net Loss per share:
    Basic                                     $      (0.06)      $         (0.05)
                                              ============       ==============
    Diluted                                   $      (0.06)      $         (0.05)
                                              ============       ==============


3.      CONVERSION OF SERIES A PREFERRED STOCK INTO COMMON STOCK

        During the nine months ended September 30, 2001, holders of 410,000 shares of preferred stock with a carrying value of $533,000 elected to convert their shares into shares of common stock. In accordance with the terms of conversion, the shares of preferred stock were converted into 820,000 shares of common stock.

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

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in an intangible asset being reclassified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to September 30, 2001 will be adopted by the Company on January 1, 2002. The Company presently believes that upon adoption of these statements it will likely need to rename the strategic "customer relationship" that it acquired in its acquisition of MCE Holding Corporation in November 2000 that is currently recorded as "goodwill" in its financial statements. The Company would then continue to amortize the asset. As a result, the Company does not believe that the adoption of SFAS No. 141 and 142 will have a material impact on its consolidated financial position or results of operations.

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

                           THREE MONTHS ENDED            NINE MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                       -------------------------     -------------------------
                          2000           2001           2000           2001
                       ----------     ----------     ----------     ----------
Revenues:
  Development          $1,798,324     $1,163,020     $5,019,197     $5,472,409
  Client services         105,941        142,907        105,941        197,333
  License                  59,143         59,143        177,429        177,429
                       ----------     ----------     ----------     ----------
    Total revenues     $1,963,408     $1,365,070     $5,302,567     $5,847,171
                       ==========     ==========     ==========     ==========


        Revenues attributable to geographic regions are based upon the origination of the sales. All development services related to the revenues reported below were performed in Europe. Information regarding the Company's revenues in different geographic regions is as follows:

                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                          -------------------------     -------------------------
                             2000           2001           2000           2001
                          ----------     ----------     ----------     ----------
Revenues:
  North America           $1,752,789     $  169,324     $4,775,865     $3,266,700
  Europe (principally
    Iceland)                 210,619      1,195,746        526,702      2,580,471
                          ----------     ----------     ----------     ----------
    Total revenues        $1,963,408     $1,365,070     $5,302,567     $5,847,171
                          ==========     ==========     ==========     ==========


        Ericsson was the Company's only significant source of revenues during the three and nine months ended September 30, 2001. Revenues attributable to Ericsson comprised 91.0% and 95.8% of the total revenues for the three and nine months ended September 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could," "potential," "continues," "predicts" and similar expressions and the negatives of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Registration Statement on Form 10-SB/A, our

Annual Report on Form 10-KSB/A, and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements except as required under the federal securities laws of the United States.

Overview

        Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional ("3D") online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates ("Ericsson") to develop a wireless Internet communications platform now called "iPulse(TM)" based on this technology. We first recognized development revenues in November 1998, and generated development revenues of approximately $4.5 million and $7.7 million in the years ended December 31, 1999 and 2000, respectively and $5.5 million for the nine months ended September 30, 2001. We first recognized license revenues in September 1999, and generated license revenues of approximately $0.08 million and $0.28 million in the years ended December 31, 1999 and 2000, respectively, and $0.18 million for the nine months ended September 30, 2001. In addition, we first recognized client services revenues of approximately $0.3 million in the year ended December 31, 2000. Client services revenues for the nine months ended September 30, 2001 were $0.2 million.

        We incurred net losses of approximately $13.0 million for the nine months ended September 30, 2001 and $1.8 million, $2.9 million and $14.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. As of September 30, 2001, we had an accumulated deficit of approximately $40.0 million. We are currently operating at a deficit and expect to continue operating at a deficit over at least the next three months as we achieve reductions in our cost structure, while maintaining a sufficient resource base to support anticipated growth in sales. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

        We generate revenues from development work, license fees and client services. In addition, we hope to generate revenues from commissions and referral fees in the future. To date we have received license revenues primarily from a license of our core technologies to Ericsson. We receive development revenues under contracts with each of Ericsson and Microcell Labs, Inc. and/or its affiliates ("Microcell"). In November 2000 and in 2001, we entered into contracts under which we have performed development work, provided consulting services and licensed technologies to Microcell and under which we expect to perform additional similar services for Microcell and Ericsson Canada Inc., an affiliate of Ericsson Telecom AB ("Ericsson Canada"). We entered into the November 2000 contracts in connection with our acquisition of MCE Holding Corporation and its subsidiary 3044016 Nova Scotia Company, which is now called OZ.COM Canada Company ("OZ.COM Canada"). However, as a result of the levels of ownership interest of Microcell and Ericsson at the inception of the contracts, certain payments received from Ericsson Canada and Microcell have not been recognized as revenue, and future payments from Ericsson Canada and Microcell may not be immediately recognizable as revenue according to generally accepted accounting principles in the United States of America. In the quarter ended September 30, 2001, we received payments of $750,000 for development work rendered to Microcell, and $750,000 from Ericsson Canada that were not recognized as revenue. The payments from Microcell and Ericsson Canada for the work performed and to be performed have been recorded as deferred revenue on our balance sheet. We will recognize all of the deferred revenues as current revenue at the termination of the contract under which we performed the work.

        On November 1, 2000, we entered into a general co-operation and development agreement with Ericsson. The general co-operation and development agreement superseded the earlier document of the same name that we entered into in February 1999. Pursuant to this agreement, we agreed to cooperate with Ericsson in the area of Internet-based technologies, applications and services, including, but not limited to, development, testing integration, marketing, sales, distribution, support and maintenance of solutions based on the technologies and services of each company. Pursuant to the February 1999 agreement and as restated in the new agreement, Ericsson also acquired a license to substantially all of our technology as it existed in February 1999 because this technology was considered incidental to the development work as it was expected to be integrated to some extent into most, if not all, applications developed under the general co-operation and development agreement. Our cooperation pursuant to this agreement is nonexclusive and each party's participation is based on its individual evaluation of the commercial viability and expected benefits of the relationship.

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

        OZ.COM Canada entered into a general co-operation and development agreement with Microcell dated November 8, 2000 pursuant to which Microcell agreed to use OZ.COM Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications. Under the terms of the agreement, Microcell has committed to purchase $9 million in consulting and development services and technology licenses in quarterly installments of $750,000 during the three-year term of the agreement. OZ.COM Canada will have full ownership of the products developed under the agreement and their related intellectual property rights. However, if the products are unrelated to OZ.COM Canada's product offerings or if the products are completed by Microcell as a result of OZ.COM Canada's breach of the agreement, Microcell will own the product and its related intellectual property rights, with OZ.COM Canada retaining the right to use, sell, and distribute the product outside of Canada for three years. Microcell will have a license to use, sell and distribute for commercial use all products developed under the agreement. The license will be royalty free, except that Microcell will pay to OZ.COM Canada 10% of its net revenues attributable to the sale or license of the products during the three-year term after the commercial launch of the products. OZ.COM Canada will pay to Microcell 10% of all of its net revenues attributable to the sale or license of products developed under the agreement during the three-year term commencing with the commercial launch of the products.

        OZ.COM Canada entered into three specific co-operation and development agreements with Microcell during 2001 under which OZ.COM Canada provided consulting, development, product implementation and training services and a product license to Microcell and certain of its affiliates. OZ.COM has fully performed each of these agreements and Microcell has accepted the results. Only one of the specific co-operation and development agreements related to the development and license of a new product. OZ.COM Canada has full ownership of this product its related intellectual property rights. OZ.COM Canada has granted Microcell a license to use, sell and distribute for commercial use the product. The license is royalty free, except that Microcell must pay to OZ.COM Canada 10% of its net revenues attributable to the sale or license of the products during the three-year term after its commercial launch. If OZ.COM Canada commercializes this product, OZ.COM Canada will pay to Microcell 10% of all of its net revenues attributable to the sale or license of the product during the three-year term commencing with its commercial launch.

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

        On November 1, 2000, Ericsson entered into an agency agreement with us with respect to mPresence(TM) and our value-added services. Ericsson's commission is based upon the net amount of payments (after deduction of taxes, hosting expenses, third-party licensing costs, insurance and similar costs) actually received by us under a licensing contract for mPresence(TM) concluded through our acceptance of orders procured by Ericsson. We will set the commission rate and the method of calculation and payment with Ericsson from time to time. In the absence of a contrary agreement, the rate will be 15% of the net amount of payment. If Ericsson does not participate in the sale but introduces the customer to us, Ericsson is entitled to a finder's fee equal to 5% of the net amount of payment. The agency agreement has a two-year term and will be automatically renewed for an indefinite period unless earlier terminated in accordance with its provisions.

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

        We offer wireless network operators mPresence(TM), a growing suite of mobile Internet applications. We expect to continue to incur significant additional expenses in developing and commercializing the mPresence(TM) service, including costs relating to operating our network cluster and network operating center in North America, as well as sales and marketing and research and development expenses. Although we have taken action to control these costs, we expect to incur substantial costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for mPresence(TM) will result in significant revenues or profitability.

        We provide client services to network operator customers directly and indirectly through Ericsson. These customer services include consulting, system integration, hosting and other value-added services. We expect in the future to generate service revenues from hosting iPulse(TM) and mPresence(TM) applications primarily on behalf of network operators, as well as from product installation, maintenance and engineering support services.

        Consequently, we expect that our future revenues will be derived from the following:

     o    Development work for Ericsson and Microcell;

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

        Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. We have recently taken action to reduce these expenses by closing our Stockholm office, which will result in the reduction of our sales efforts in Europe as well as the costs associated with supporting the European sales force, and by adopting other cost saving measures. As we are becoming more focused on performing existing contracts and supporting Ericsson's iPulse(TM) sales effort, we anticipate that our operating expenses will decrease. However, our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues will grow in the next several quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

Development Services Revenues

        Development services revenues decreased from $1.8 million for the three months ended September 30, 2000 to $1.2 million for the three months ended September 30, 2001 but increased from $5.0 million for the nine months ended September 30, 2000 to $5.5 million for the nine months ended September 30, 2001. The increase in development services revenues for the nine months was attributable primarily to a temporary acceleration of iPulse(TM) development work in response to customer demand in early 2001.

Client Services Revenues

        Client services revenues increased from $0.10 million for the three months ended September 30, 2000 to $0.14 million for the three months ended September 30, 2001 and from $0.10 million for the nine months ended September 30, 2000 to $0.20 million for the nine months ended September 30, 2001. The quarter ended September 30, 2000 was the first period in which we recognized client services revenue. We believe client services revenues will increase over time, assuming more customers purchase iPulse(TM) licenses and prepare to commercialize their own version of the product.

Licensing Revenues

        Licensing revenues were a constant $0.06 million for the three months ended September 30, 2000 and 2001 and $0.18 million for the nine months ended September 30, 2000 and 2001. These revenues were related to the license of our core technology to Ericsson in 1999. We began recognizing these revenues upon delivery and acceptance by Ericsson of the software license and we are amortizing the initial payments over the remaining life of the general co-operation and development agreement under which it was granted. As described above, we are entitled under our arrangements with Ericsson to receive revenue sharing fees from Ericsson's license or sale of iPulse(TM) to network operators. We also expect to receive revenues from licensing our mPresence(TM) suite of applications to network operators and Internet businesses. We expect our mPresence(TM) licensing revenues to be based on a revenue-sharing model whenever possible. When revenue sharing is not possible or, in our opinion, advisable, we will consider alternative pricing models, including upfront or incremental royalties per application per unit of time. We cannot be certain, however, that revenues will be generated from mPresence(TM) licensing.

Cost of Revenues

Cost of revenues consists of compensation and independent consultant costs for personnel engaged in our developing services operations as well as our consulting services operations, hosting center and network operating center in North America, and related overhead. Cost of revenue increased from $1.1 million for the three months ended September 30, 2000 to $1.5 million for the three months ended September 30, 2001, and from $3.4 million for the nine months ended September 30, 2000 to $5.0 million for the nine months ended September 30, 2001. As a percentage of revenues, cost of revenues for the three months ended September 30, 2000 and 2001 was 55.2% and 110.0%, respectively. As a percentage of revenues, cost of revenues for the nine months ended September 30, 2000 and 2001 was 63.8 % and 85.4% respectively. The increase in cost of revenues in the three and nine months ended September 30, 2001 was caused by our commitment of additional resources to iPulse(TM) development in order to meet the needs of a network operator customer that is preparing to launch iPulse(TM).

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses decreased 56.7% from $0.9 million, or 47.6% of revenues, for the three months ended September 30, 2000, to $0.4 million, or 29.7% of revenues, for the three months ended September 30, 2001. Sales and marketing expenses decreased 27.9% from $3.0 million, or 56.2% of revenues, for the nine months ended September 30, 2000, to $2.1 million, or 36.7% of revenues, for the nine months ended September 30, 2001. These decreases resulted from the reduction of our sales force and sales activities in Europe and our focus on sales and marketing efforts on selling iPulse(TM) jointly with Ericsson, primarily in North America.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation, depreciation and amortization and other general corporate expenses. General and administrative expenses increased 5.4% from $2.9 million or 148.6% of revenues, for the three months ended September 30, 2000, to $3.1 million, or 225.2% of revenues, for the three months ended September 30, 2001. General and administrative expenses increased 58.3% from $6.0 million or 112.4% of revenues, for the nine months ended September 30, 2000, to $9.4 million, or 161.4% of revenues, for the nine months ended September 30, 2001. These increases were due primarily to the increased amortization of stock-based compensation, amortization of intangible assets associated with the acquisition of MCE Holding Corporation in November 2000 and legal expenses in the legal proceedings initiated by Mr. Garry Hare. In early 2001 we began a focused effort to reduce our general and administrative expenses by reducing the number of executive and administrative personnel and placing greater controls on all of our manageable expenses. As a result, we have reduced our general and administrative expenses (not including amortization of stock based compensation and goodwill) by 23.5% from $2.4 million or 124% of revenues, for the three months ended September 30, 2000, to $1.9 million, or 137% of revenues, for the three months ended September 30, 2001. Our plan is to commit to additional expenses only if and when required in response to the growth of our business or by factors beyond our control.

Research and Development Expenses

        Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased 41.4% from $0.8 million, or 42.5% of revenues, for the three months ended September 30, 2000, to $0.5 million, or 35.8% of revenues, for the three months ended September 30, 2001. Research and development expenses increased 18.9% from $1.6 million, or 30.4% of revenues, for the nine months ended September 30, 2000, to $1.9 million, or 32.8% of revenues, for the nine months ended September 30, 2001. We expect to continue to make substantial investments in research and development and anticipate that research expenses will increase in absolute dollars, although we will try to control these expenses by performing development work only in response to specific customer demand.

Interest Income (Expense), Net

        Interest income, net decreased from a net gain of $0.08 million for the three months ended September 30, 2000 to a net expense of $0.02 million for the three months ended September 30, 2001. Interest income, net decreased from $0.25 million for the nine months ended September 30, 2000 to a net expense of $0.03 million for the nine months ended September 30, 2001. The decrease is due to the lower cash balances held by us in the three and nine months ended September 30, 2001.

Other Income (Expense), Net

        Other income (expense), net changed from a net loss of $0.76 million for the three months ended September 30, 2000 to a net loss of $0.09 million for the three months ended September 30, 2001. Other income (expense), net changed from a net loss of $1.36 million for the nine months ended September 30, 2000 to a net loss of $0.29 million for the nine months ended September 30, 2001. The change is primarily the result of changes in the currency exchange rates of the U.S. dollar relative to the Icelandic krona.

Income Taxes

        At December 31, 1999 and 2000, we had deferred income tax assets of $4.7 million and $9.7 million respectively. Due to the uncertain nature of the ultimate realization, we have recorded a valuation allowance against deferred income tax assets. At December 31, 2000 we had net operating loss carryforwards of approximately $23.9 million, $11.9 million and $4.0 million for federal, state and foreign income tax purposes, respectively. These carryforwards will expire from year 2001 through 2020.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital and capital expenditures, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations and issuances of stock.

        Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2001. The net cash used by operating activities for the nine months ended September 30, 2001 was attributable primarily to the net loss of $13.0 million, which was offset primarily by amortization and depreciation of $4.7 million, a decrease of accounts receivable of $1.7 million, an increase in accounts payable of $0.5 million and an increase in deferred revenue of $4.1 million.

        Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2001, primarily reflecting net purchases of property and equipment, to a large extent related to the set-up of hosting equipment and our network operating center and further establishment of our Montreal operations.

        Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2001, primarily reflecting the issuance of convertible promissory notes in SmartVR, Inc., our on-line learning subsidiary. The funds are being used entirely to finance the operations of the subsidiary and the promissory notes are convertible into shares of stock of SmartVR, Inc.

        As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating leases and capitalized lease obligations and the convertible promissory notes issued by our SmartVR, Inc. subsidiary, which are not guaranteed by the parent company, OZ.COM. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

        The Share Exchange Agreement entered into with Microcell in November 2000 in connection with the Acquisition ("Share Exchange Agreement") grants Microcell the right ("Put Right"), during the period from February 15, 2002 until April 15, 2002, to require us to repurchase the 11,405,860 shares delivered to Microcell in connection with the Acquisition at the price of $4,500,000, if prior to February 15, 2002 OZ.COM fails to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended ("Securities Act"), or a public offering in which OZ.COM's shares are listed or designated for trading on any "designated offshore securities market" as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. Management presently believes that it is extremely unlikely that we will complete a public offering meeting the requirements set forth in the Share Exchange Agreement. Management has discussed with Microcell the possibility of renegotiating the provisions of the Put Right but no agreement has yet been reached. If we cannot renegotiate the provisions of the Put Right and Microcell does exercise such right, or if Microcell exercises its rights under a renegotiated version of the Put Right, management believes that we will likely have insufficient cash resources to repurchase the shares. If sufficient cash resources are available and the repurchase may be lawfully effected, management believes that the repurchase of the shares is likely to materially and adversely affect our cash flows, financial conditions and operating results.

        We are limiting discretionary expenses in all categories and plan to halt our growth, except for some expansion in our Montreal office, which may be offset from some attrition in other offices. We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next three months. While we have significantly reduced our cost structure, negotiated better payment terms from our customers and focused substantially all of our sales efforts on opportunities that will generate additional cash in the short-term, we are not confident that cash generated from operations will be sufficient to satisfy our liquidity requirements, and we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. If we are unable to obtain this additional financing, we may be required to discontinue or reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 9, 2000, Garry Hare filed a complaint against us in the Superior Court for the City and County of San Francisco, California. Mr. Hare is a former director and officer whose employment was terminated in December 1998. We subsequently entered into a termination agreement with Mr. Hare. The amended complaint alleged fraud and breach of the employment and termination agreements. The amended complaint sought compensatory damages according to proof, punitive damages according to proof, specific performance of the stock bonus portion of the termination agreement or employment agreement, a declaration that the termination agreement was void, and attorneys' fees and costs. We entered into a confidential settlement agreement with Mr. Hare during the three-month period ended September 30, 2001 under the terms of which both parties dismissed their respective claims against the other. Mr. Hare is not required under the settlement agreement to reimburse us for our costs of defense, the repayment of which is expected to place material limits on our cash reserves.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An annual meeting of our shareholders was held on August 21, 2001 at which the following two matters were voted upon:

1.      Election of the following directors of the Company

Nominees                     For        Against    Abstentions   Broker Nonvotes
-------------------------------------------------------------------------------
Lars Boman                93,443,684
Gudjon Mar Gudjonsson     92,943,684                 500,000
Stig-Arne Larsson         93,443,684
Skuli Mogensen            92,943,684                 500,000
Andre Tremblay            93,443,684


2. Ratification of appointment of Deloitte & Touche hf. as the Company's independent auditors for the fiscal year ending December 31, 2001.

For                   Against               Abstentions          Broker Nonvotes
-------------------------------------------------------------------------------
93,443,684

ITEM 5. OTHER INFORMATION - NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .

a)      Exhibits

Exhibit
Number                       Description
------                       -----------

*10.1          Specific Co-Operation and Development Agreement No. 3 between
               Registrant and Microcell Labs Inc. dated as of September 27,
               2001.

*10.2          Specific Co-Operation and Development Agreement No. 4 between
               Registrant and Microcell Labs Inc. dated as of September 27,
               2001.

------------
* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment.

b) Reports on Form 8-K - No reports were filed during the quarter ended September 30, 2001.


                                    SIGNATURE

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OZ.COM
                                         a California corporation

                                         By: /s/ JON L. ARNASON
                                            ------------------------------
                                            Jon L. Arnason
                                            Vice President, Finance
                                            (Principal Financial and Accounting
                                            Officer)

Date:  November 14, 2001


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------
*10.1          Specific Co-Operation and Development Agreement No. 3 between
               Registrant and Microcell Labs Inc. dated as of September 27,
               2001.

*10.2          Specific Co-Operation and Development Agreement No. 4 between
               Registrant and Microcell Labs Inc. dated as of September 27,
               2001.

------------
* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment.