Form 10KSB
period 2001-12-31
OZ COMMUNICATIONS  INC
filed 2002-04-15
CIK 1112509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

Commission file number 000-30701

OZ COMMUNICATIONS, INC.

(Name of Small Business Issuer in Its Charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation or Organization)	95-4560875 (I.R.S. Employer Identification No.)

Snorrabraut 54, Reykjavik, Iceland (Address of Principal Executive Offices) 011 (354) 535-0000 (Issuer’s Telephone Number)	IS-105 (Zip Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     The Registrant’s revenues for the fiscal year ended December 31, 2001 were $8,435,540.

     The aggregate market value of the common stock held by non-affiliates of Registrant as of February 28, 2002 was $4,536,747.

     As of February 28, 2002 85,088,436 shares of Registrant’s common stock were outstanding.

     Transitional Small Business Disclosure Format: Yes [   ] No [X]

Note on Forward-Looking Statements

     This Annual Report on Form 10-KSB (“Annual Report”) contains various forward-looking statements with respect to our financial condition, results of operations and business. The words “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “predict,” and “plan” and similar expressions or the negative of such expressions, identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties and a number of factors could cause actual results to differ materially from those projected or implied in such forward-looking statements. These factors include, but are not limited to, the risk factors disclosed in this Annual Report.

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

OZ COMMUNICATIONS, INC.

2001 FORM 10-KSB

PART I

Item 1. Business

Overview of Business

     OZ Communications, Inc. was incorporated in California in December 1995. On November 28, 2001, we changed our name from OZ.COM. We are a provider of instant communication software products to mobile network operators. Our products enable operators to offer presence-enabled instant communication services to their subscribers, thus increasing the operators’ revenue streams on both voice and data services. See “Our Products and Services” below for further discussion of our products.

     Since we incorporated, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional (3D) online environments, and since 1997, primarily in the context of wireless communications networks. In 1998, we began working with Ericsson Telecom AB and/or its affiliates to develop a wireless Internet communications platform that Ericsson called “iPulse” based on this technology. In February 2002, we terminated our development relationship with Ericsson and have been granted a fully paid up license for the iPulse technology to develop our own products. We have combined the iPulse communications platform with the applications that we used to refer to as “mPresence” to create an integrated mobile instant messaging and presence management suite of products, which we now call the “OZ® Instant Communication Solution.” We have also developed a mobile-group collaboration product that we call the “OZ® Mobile Communications Solution.”

     We own a controlling interest in SmartVR, Inc. (SmartVR), a majority owned subsidiary we established in 1999 to commercialize our earlier three-dimensional virtual reality technologies. SmartVR markets its products as tools for communications, media, e-training, marketing, entertainment and commerce. The parent company OZ Communications, Inc. is not responsible for any of the liabilities of SmartVR.

Industry Background

     An industry consortium known as the Wireless Village is now working to define standards that will combine the functionality of PC-based instant messaging (PC IM), which has been made popular by AOL, ICQ, MSN and Yahoo!, and Short Message Service (SMS), which is a mobile messaging application that has been gaining in popularity in the markets in which it is available. SMS messages typically originate and terminate on mobile phones, and are limited to concise and sometimes cryptic notes containing 160 text characters or less. The Wireless Village consortium hopes to make instant communication across wireless and wireline networks, and between disparate devices, perfectly seamless. Formed by Nokia, Motorola, and Sony/Ericsson, the consortium’s efforts are intended to lead to a protocol known as Instant Messaging and Presence Services (IMPS). The IMPS protocol will make it possible for SMS, IM, and richer multimedia messaging services (MMS) content, including images, audio, video data and text, to be delivered to anyone, anywhere, connected by any compliant device, without sacrificing the attractive simplicity that underlies the success of both SMS and PC IM. We are an active member of the Wireless Village consortium.

Our Products and Services

     We are developing various integrated products that are intended to provide presence enabled instant communications capabilities across networks for our customers. These products include:

•	the OZ® Instant Communication Solution (OZ ICS);

•	the OZ® Mobile Communities Solution (OZ MCS); and

•	Professional services, such as customization of products, system integration, maintenance and support, and hosting.

OZ® Instant Communication Solution

     The OZ® Instant Communication Solution (OZ ICS) is a carrier-class software application that builds on the iPulse technology that we jointly developed and jointly own with Ericsson. OZ ICS combines wireless instant messaging, presence management and value-added services across a multitude of devices to enable people to communicate with mobility and freedom.

We believe that OZ ICS allows mobile network operators to leverage their existing communications networks while tapping into new forms of voice and data communications. OZ ICS offers a secure connection to a growing number of communications services that provide greater convenience for end users and increased revenues for mobile network operators. OZ ICS provides end users with one simple, secure way to use and link their communications. OZ ICS consists of client software that resides on mobile phones, PCs and other Internet devices and connects to a centralized cluster of servers, where corresponding server software shares and manages communications. OZ ICS 2.0 became available commercially in March 2002 and has not yet been licensed to any mobile network operator.

OZ ICS 2.0 includes the following main features:

The contact list

The contact list is at the center of OZ ICS. Users have access to all communication services from their contact lists, independent of the device they are using at the time. Initiating communication with another user is as simple as selecting a contact and then selecting which communication method to use.

Wireless instant messaging

OZ ICS 2.0 enables users to initiate secure chat sessions easily and instantly with individual contacts or a group of contacts. A user on a WAP (Wireless Application Protocol) phone can for example invite a user on a PDA (Personal Digital Assistant) to a text chat, and then easily invite another user, who may be on a mobile phone, to the chat by SMS. The experience is intended to be simple yet powerful, and even enables users to move between devices in the middle of a chat session.

Group communications

Initiating a chat with a group of contacts is as easy as chatting with individuals; users simply select to chat with a contact group and the system sends multiple chat invitations to all the contacts in the group. Users can arrange contacts into contact groups on any client device. OZ ICS even enables users to chat with contact groups using SMS and take part in multiple chat sessions at the same time.

Voice calls

Just as users can select to chat with other users, ICS 2.0 enables users to place phone calls from their contact lists on telephony-enabled devices. If a user selects a contact who is present on a WAP client (Wireless Application Protocol for mobile phones) and chooses to call him, the system sets up the phone call to the receiver using the receiver’s own preferred phone number. The same action on the PC (Personal Computer) client results in the display of the other user’s preferred phone number.

Presence management and privacy

We believe that managing one’s presence status is the key to instant communication, as each user’s presence status on the contact list advertises their availability for communication. OZ ICS provides users with control over their own presence information and the persons to whom they give access to their presence status. Privacy is ensured as users must request permission to view the presence of others. Users can also at any time revoke privileges to view their presence information.

In contrast to many of today’s instant communication solutions, communication between users is encrypted in OZ ICS. This highly secure system is desirable to business users, for example, who want to ensure that all communications are confidential.

Integrated services

Users can access a variety of services from their contact lists; text messaging is just the beginning. The system’s open APIs (Application Programming Interfaces) give mobile operators the flexibility to add new communication, information and entertainment services to users’ contact lists. This method of accessing services is natural for end users and offers a simple way for mobile operators to introduce new value-added services such as voice conferencing.

OZ® Mobile Communities Solution

     The OZ Mobile Communities Solution (OZ MCS) is a complementary client and server software application that enables mobile operators to capitalize quickly on the market opportunity for wireless group communications and tap into the growing revenue stream from the SMS phenomenon. We think of OZ MCS 1.0 as an “SMS accelerant,” providing a rich user experience on existing handsets and networks, and creating greater demand for and value from a mobile operator’s existing SMS implementations. OZ MCS 1.0 is commercially available and as of April 1, 2002, one virtual mobile operator has agreed to implement it. We intend to license OZ MCS and to host it for our customers when necessary.

     With OZ MCS 1.0, subscribers can easily:

•	Create a group

•	Manage groups

•	Invite others to join a group

•	Opt into and out of a group

•	Share groups with other people

•	Communicate with all group members, at the same time

     OZ MCS is designed from the ground up for SMS usage, enabling all operators’ subscribers to join or create a community of their own. Virtually all functions are available to end-users over SMS. Groups are assigned persistent virtual SMS numbers, allowing users to store group ‘phone’ numbers in their phone books next to regular contacts, and initiate group messages in the same way as sending an SMS message to individuals. Users can choose whether to send group messages or to respond privately to messages. The OZ MCS dynamic, 2-way SMS functionality enables users to be members of many groups at the same time and to take part in multiple discussions at the same time.

     With OZ MCS 1.0, mobile operators can offer companies a simple, effective way to communicate with their customers and establish vibrant, interactive customer relationships. OZ MCS gives companies the tools to add a mobile dimension to their marketing communication mix and create innovative direct marketing campaigns. Companies can also publish their group SMS numbers openly, allowing subscribers to sign up for these groups from their mobile phones.

Our Strategy

     Our objective is to be a leading developer and vendor of software that enable mobile network operators to capitalize on the market need for presence-enabled instant communication services, such as instant messaging, instant voice conferencing, content sharing and various forms of group communications. The key elements of our strategy include expansion of our OZ ICS platform, building strategic partnerships, strengthening our OZ® brand through sales and marketing efforts and strategic acquisitions.

Sales and Marketing

     As of February 28, 2002, we had 4 persons in sales and marketing based in the United States, 4 persons in sales and marketing based on Canada, and 3 persons in sales and marketing based in Europe. We are currently expanding our sales efforts by building strategic relationships with marketing and distribution partners, and may add sales and marketing personnel in the near future.

Sales

     We presently have established sales offices in San Diego and Reykjavik. The San Diego office works closely with our technical team in Montreal to take responsibility for sales efforts in North America. The Reykjavik office is responsible for sales in Europe.

     We believe that our success depends in large part on our ability to increase sales of our products and services through value-added resellers and other indirect distribution channels. We will approach potential customers as partners, introducing them to a business concept with new revenue streams, increased customer loyalty and increased brand recognition.

     We offer our products to customers on a fixed-price per user basis and on a revenue-sharing basis.

Marketing

     Our main marketing objective is to achieve industry and market recognition for our company as a leading expert and pioneer of presence enabled communication services. We are a market-driven organization, and know that only by studying market needs and trends can we succeed in the market.

     We did not invest heavily in corporate communication programs during the year ended December 31, 2001 because of our focus on supporting Ericsson’s sales of iPulse™. However, we expect to begin dedicating significant resources to the promotion of OZ ICS and OZ MCS during 2002, as well as future products.

     We participate in selected industry and technology related events and conferences in order to increase our visibility and our technology, addressing topics such as Wireless Village, wireless Internet, presence management, wireless application protocol, intelligence of IP networks and security.

Customers

     We are focusing all of our current efforts on mobile operators. Our sales strategy is to target the established major mobile operators directly and through reseller relationships. Although we believe that virtual mobile network operators and Internet businesses such as portals and e-commerce sites are likely customers of our products and services, we believe our limited resources are better spent selling to mobile operators.

Competition

     The market for our products and services includes a large number of participants, is subject to rapid changes and is highly competitive. While the Wireless Village initiative will bring standardization to our target market and is likely to increase interest in solutions such as ours, it also makes the competitive landscape clearer and our ability to distinguish ourselves harder. As a result of our work with Ericsson during the last few years, we believe we are among the forerunners of Wireless Village development and we believe that our products will offer more features and be more technically mature than those of most of our competitors. Some of our current and potential competitors include the following:

•	Infrastructure and application providers. Companies such as Openwave, Messagevine and Followap are competing directly with us, and are taking part in the Wireless Village initiative for Instant Messaging and Presence Services along with us.

•	Instant messaging providers. AOL, MSN and Yahoo all offer mobile operators some kind of partnering agreements, whereby mobile operators provide the wireless network and the IM providers extend their reach to mobile devices and increase the traffic on the wireless network. These players represent a threat to mobile operators who need to maintain control of the end user communication experience in order to introduce new communication services to their subscribers.

•	Mobile equipment manufacturers. Nokia and others are developing and marketing server, browser and application software products that may compete with our product and service offering. These companies are also taking an active part in the Wireless Village initiative, and may build Wireless Village compliant solutions themselves. These companies already sell billions of dollars worth of mobile handsets and other telecommunications products to mobile network operators, which are our existing and potential customers.

Research and Development

     Our future success depends on a number of factors, including our ability to identify and respond to emerging technological trends in the target markets, to develop and maintain competitive products, to enhance existing products by adding features and functionality that differentiate them from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As a result, we intend to continue to invest significantly in research and product development of applications that further provide us with a unique position in the market based on the underlying intelligent functionality of our OZ ICS platform. We are attempting to reduce some of our risk in the area of research and development by working with key customers to develop product concepts and then to develop commercial versions of those concepts with the understanding that the key customers will implement them. We invested approximately $3.2 million and $2.4 million in research and development in 2000 and 2001, respectively, none of the cost of which was borne directly by our customers.

Product Development

     Following the strategic approval and key customer validation of research projects concerning software development, and appropriate preparation by product marketing and product management, the engineering unit finalizes software development projects. The engineering unit undertakes system management, configuration management, implementation and testing. System management is responsible for keeping total system design both sound and complete. Configuration management is responsible for identification of software items, controlling changes to them throughout the software life cycle and managing releases of the items. Configuration management is also responsible for defining and implementing company-wide configuration processes according to international standards and best practices. Implementation is the writing of the software code. Testing is performed in our test lab in Montreal. The testing group verifies all requirements against the deliverable product. Rational® Unified Process, a software engineering process, is applied to all software development projects. Rational® Unified Process is a registered trademark of Rational Software Corporation.

     Project teams are formed for each software development project, with a project manager responsible for resource allocation, deadlines and the overall progress of each project. We may outsource well-defined projects to qualified and pre-approved partners. In such cases, we also appoint a dedicated team leader responsible for relations to the partner and project progress. The delivery of finished products involves system integration that consists of customer-oriented project teams performing the consulting and custom software development required by individual customers deploying our products. As such, each project is typically shorter than a core technology development and makes use of our rapid development processes. Systems operations concern the administration of the hosted services, installations and customer support.

Recruiting and Retention

     As of February 28, 2002, we had approximately 109 full-time employees, of whom 6 were located in the United States, 58 were located in Iceland, and 45 were located in Canada. Seven of the employees located in Iceland are members of trade unions, including the Iceland Commerce Union, the Union of Electricians and the Union of Engineers.

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

     We have established a stock option program and a competitive compensation program to attract new personnel. See “Management – Employee Stock Option Plan and Stock-based Compensation.”

Intellectual Property Rights

     Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. All of our employees are subject, either by contract or statute, to confidentiality and non-use restrictions that transfer particular rights that they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential affiliates regarding our business and technologies, we generally require that such parties enter into a nondisclosure agreement with us. If these discussions result in a license or other business relationship, we also generally require that a written agreement be made setting forth the parties’ respective rights and obligations, including provisions for the protection of our intellectual property rights.

     OZ ICS 2.0 is based in part on the iPulse technology that we co-developed with Ericsson and that was based on our technology, which we had licensed to Ericsson. Ericsson granted us an unlimited, fully paid up license to all of Ericsson’s technology that had been incorporated into the iPulse product as of January 24, 2002. Ericsson also transferred to us an equal and undivided share of its rights in the iPulse trademark. We have registered the trademark “OZ” in the United States and we own several domain name registrations including our company name and related products. Suites of mobile concepts relating to OZ ICS such as mPresence, mCommerce and mBusiness, are the subjects of pending trademark registrations. We may seek to register additional service marks and trademarks, as appropriate. However, we may not be successful in obtaining the service marks and trademarks for which we have applied.

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

Risk Factors

     See also “Note on Forward-Looking Statements” regarding the uncertainties and risks inherent in our forward-looking statements presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere herein.

Risk Factors Relating to Our Business

We Have A Limited Operating History; History of Net Losses and No Assurance of Future Profitability

     We were incorporated in California in 1995. Although communications and the Internet were central to our operations since our incorporation, we did not begin developing our core products until 1996. Until January 2002, we were committed to developing and promoting iPulse, which Ericsson has elected not to commercialize. Accordingly, we have only a limited operating history upon which you can base an evaluation of our business. Furthermore, as discussed in note 1 to our consolidated financial statements, our recurring losses from operations, negative cash flows, and future need for additional capital raise substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant net losses since inception, including losses of $13,965,880 and $24,643,372, for the fiscal years 2000 and 2001, respectively and had received no revenue from our core products through the end of 2001. Over time we intend to increase expenditures in order to fund the continued expansion of our operations in North America and Europe through an increase in our sales and marketing force and a higher number of technically skilled professional staff. To the extent such expenditures are incurred and revenues do not correspondingly increase, our operating results would be materially and adversely affected. In addition, future operating results will depend on many other factors, including the growth of the market for wireless Internet-based services, competition, and our success in expanding our direct sales and marketing organizations and in attracting and retaining additional skilled professional staff, as well as general economic conditions and other factors. Accordingly, we cannot be sure that we will be profitable in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview.”

We May Not Be Able to Obtain Additional Needed Capital

     We have experienced negative cash flow from operations since our inception and we expect to continue to experience significant negative cash flow from operations for the foreseeable future. We believe that our existing capital resources will be sufficient to meet our presently anticipated cash requirements for the next nine months. In addition, we expect that it will be necessary to obtain additional capital to meet adequately management’s growth objectives and to implement fully our business plan. We may seek additional debt or equity financing through public or private placements of our securities or through banks, financial institutions or companies. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. If we are not able to obtain additional financing on satisfactory terms when needed, our business, operating results and financial condition may be materially and adversely affected.

We Had a Concentration of Revenues from a Single Customer and May be Dependent on a Limited Number of Customers

     In recent years we have derived a significant portion of our revenues from a single customer, with whom we have terminated our development relationship. During 2001, Ericsson accounted for approximately 96.5% of our total revenues. In addition, we believe that a major part of our revenues in the foreseeable future may be derived from a limited number of customers. The termination of business relations with Ericsson or any future agreement with a significant customer could have a material adverse effect on our business, operating results and financial condition. Furthermore, a decision by any large customer not to proceed with a project to the stage we anticipate could have a material adverse effect on our business, operating results and financial condition.

We Have Terminated Two Strategic Relationships and Our Ability to Survive Depends on Securing Additional Sources of Revenues

     We have terminated two strategic relationships upon which we had placed great reliance.

     Between June and October 1999 Ericsson acquired 10,052,431 shares of our Series A Preferred stock. On November 8, 2000, Ericsson acquired 5,069,271 shares of our Common Stock in connection with our acquisition of MCE Holding Corporation, which was formed as a strategic alliance between Ericsson and Microcell. MCE Holding Corporation was the parent company of OZ Communications Co. (formerly known as OZ.COM Canada Company, “OZ Canada”). As a result of these acquisitions of our securities, Ericsson holds approximately a 22.15% ownership interest in us as of December 31, 2001 (assuming conversion by all holders of Series A Preferred stock).

     On January 24, 2002 we entered into an agreement with Ericsson Radio Systems AB, Ericsson Telecom AB, Ericsson Inc. and Ericsson Canada Inc. (collectively, “Ericsson”) ending more than three years of cooperation with Ericsson to develop and market the iPulse software. Under the terms of the agreement Ericsson agreed to pay us an aggregate of $6 million prior to the end of the quarter ending March 31, 2002 and irrevocably (a) assigned to us an equal and undivided share of its right, title and interest in and to (i) the iPulse software, including source and object code, (ii) the “iPulse” trademark, and (b) granted to us a worldwide and perpetual license for all purposes to all other intellectual property rights contained in and related to the iPulse software, including any patent rights, copyrights, rights to photographs, design rights, technical documentation and any other industrial and intellectual property rights contained in the source and object code. Under the terminated agreements, only Ericsson was entitled to accept orders for the iPulse software, which is a presence and communication platform for mobile operators. Now we and Ericsson each have the right to exploit the iPulse software in any way that we each see fit. The agreement expressly terminates all other contracts with Ericsson except for the shareholder rights agreement made and entered into as of February 4, 1999 with Ericsson Inc. and certain of our shareholders.

     While we see some advantages to co-owning the iPulse technology and to being independent from Ericsson in developing our own product and sales strategy, we are mindful that Ericsson has been our primary source of revenues for the last three years. Consequently, the termination of the agreements with Ericsson will result in the loss of the main source of our historical revenues. If we are unable to secure additional sources of revenue, the termination of the agreements with Ericsson will have a material, adverse affect on our business and results of operations. We may not be able to survive the termination of our agreements with Ericsson.

     We also developed a strategic relationship with Microcell through the acquisition of the shares of MCE Holding Corporation. In connection with the transaction, Microcell acquired 11,405,860 shares of Common Stock. In addition, OZ Canada had entered into a general co-operation and development agreement with Microcell prior to the transaction, under which Microcell agreed to purchase $9 million of development work and consulting services. The parties subsequently entered into several specific agreements under which OZ Canada undertook development projects for Microcell Labs Inc. On February 28, 2002, OZ Canada and we entered into a series of amending agreements with Microcell Labs Inc. and Microcell Capital II Inc. (collectively, “Microcell”). Under the terms of the agreements the parties have terminated all specific development agreements between the parties, terminated Microcell’s right to require us to redeem Microcell’s shares of our common stock, terminated Microcell’s obligation to pay minimum quarterly payments of $750,000 for development services, replaced a license of Ericsson’s iPulse 1.5 with a license of OZ ICS 2.0 and terminated certain of Microcell’s rights under a shareholder agreement. In partial consideration for our agreement to make the amendments, Microcell has surrendered to us 5,299,160 shares of our common stock for cancellation. As of February 28, 2002, Microcell Labs Inc. holds 6,106,700 shares of our common stock, which equals approximately a 5.37% ownership interest (assuming conversion by all holders of Series A Preferred stock).

     We believe that we may establish more strategic business relationships with other business partners in the future. The inability to develop new relationships, particularly in the new markets we are seeking to enter, could have a material adverse effect on our business, operating results and financial condition.

Our Revenues and Operating Results Are Expected to Vary from Quarter to Quarter

     Our revenues and operating results are expected to vary, sometimes substantially, from quarter to quarter. These fluctuations may result in volatility in the price at which shares of our stock may trade. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including:

•	the timing of recognition of long-term agreements, particularly those with investors;

•	the timing of large transactions;

•	our estimated initial sales cycle of six to nine months;

•	the proportion of revenues attributable to revenue-sharing or fixed per end-user fees versus revenues from software sales;

•	changes in the level of operating expenses;

•	the utilization rate of our professional services employees;

•	demand for our products and services;

•	the introduction of new products and product enhancements by us or our competitors;

•	changes in customer budgets;

•	competitive conditions in the industry; and

•	general economic conditions.

     Further, the purchase of our products and services often involves a significant commitment of capital by our customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. Accordingly, we expect that the sales cycles for our products and services will be lengthy, with an estimated initial sales cycle of six to nine months, and subject to a number of significant risks over which we have little or no control, including customers’ budgetary constraints and internal authorization reviews.

     In addition, our quarterly operating results are also subject to seasonal fluctuations. We do not yet see a pattern in licensing revenues (i.e., from the sales of licenses of OZ ICS and complementary applications), but we have observed seasonality in our service businesses. In particular, our third fiscal quarter includes the months of July and August, when billable service activity by professional staff, as well as engagement decisions by customers, are reduced due to summer vacation schedules.

We May Not Be Able to Manage Growth

     We are currently either maintaining or reducing our level of personnel and expenditures. However, as we begin to promote and deliver the OZ ICS and complementary applications we may experience a period of rapid growth in personnel and expenditures that we expect will place a strain on our administrative, financial and operational resources. In 2000, we opened a Stockholm office, which was subsequently closed in June 2001. We also added a Montreal office with a staff of 45 employees as of February 28, 2002. Our total number of employees has decreased from 165 employees as of February 28, 2001 to 109 employees as of February 28, 2002. We intend to maintain or reduce our present number of employees for the balance of 2002, and then to expand on a selected basis in North America and Europe and to increase the number of our professional staff significantly in 2003. Such expansion, if achieved, would place a further strain on our resources and increase operating costs. Our ability to manage our growth effectively will require us to continue to improve our operations, financial and management controls, reporting systems and procedures, and to train, motivate and manage our employees and consultants and, as required, to install new management information and control systems. We cannot be certain that we will be able to implement improvements to our management information and control systems in an efficient and timely manner or that, if implemented, these improvements will be adequate or sufficient to support our operations. Any inability to manage successfully future expansion could have a material adverse effect on our business, operating results or financial condition. We cannot be certain that our contemplated growth rate will be achieved, or if achieved, be maintained or that we will be successful in managing our growth.

We Are Exposed to the Risks Associated with Multinational Operations

     Subject to financing, we intend to expand our business in North America and Europe. The expansion of our business to different geographical areas is subject to risks inherent in traditional multinational business activities, including, in particular, foreign currency exchange rate fluctuations, overlap of different tax structures, management of an organization spread over various countries, different regulatory regimens and unexpected changes in regulatory requirements, compliance with a variety of foreign laws and regulations, including employment law and practices, and longer accounts receivables payment cycles in some countries. Any of the foregoing as well as other risks inherent in traditional multinational business activities could have a material adverse effect on our business, operating results and financial condition.

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

     Technically qualified professional staff is in great demand in Europe and North America and are likely to remain a limited resource for the foreseeable future. Competition for qualified personnel in the wireless software industry is particularly fierce and competitors may in the future seek to recruit our employees. Although we have successfully recruited skilled professionals in the past, we cannot be certain that we will be able to attract and retain sufficient numbers of highly skilled professional staff in the future. The inability to expand our organization and increase the size of our professional staff at reasonable costs on a timely basis or the loss of highly skilled professional staff could have a material adverse effect on our business, operating results and financial condition.

Our Success Depends on Our Key Executives

     Our success is highly dependent upon the efforts and abilities of our executive officers, in particular: Messrs. Skuli Mogensen, co-founder and Chief Executive Officer, and Gilles Lapierre, Vice President and Managing Director OZ Communications Co. (Canada). Although these executives have entered into employment agreements, these contracts may not be enforceable in their entirety, and in any event do not guarantee that these individuals will continue their employment with us. We do not maintain “key man” insurance with respect to any of our executive officers. The loss of the services of any of these key executives, for any reason, could have a material adverse effect upon our business, operating results and financial condition.

We May Be Adversely Affected by Potential Software Defects or Errors

     Our software is complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing industry in which we operate. Software products that are as complex as those that we produce generally contain undetected errors or defects, particularly when first introduced or when new versions are released. In addition, our software may not properly operate when integrated with the systems of our customers, or when used to deliver services to a large number of a customer’s subscribers.

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

We May Incur Risk of Product Liability Claims

     We may be subject to claims for damages related to any errors in our software products. A major product liability claim could have a material adverse effect on our business because of the costs of defending against these types of lawsuits, diversion of key employees’ time and attention from the business and potential damage to our reputation. In the past, we have negotiated provisions in our license agreements with our customers that were designed to limit exposure to potential product liability claims. However, there is no assurance that similar provisions will be included in any future agreements. Furthermore, limitation of liability provisions contained in our license agreements may not be effective under the laws of some jurisdictions if local laws treat them as unenforceable. As a result, we could be required to pay substantial amounts of damages in settlement or otherwise upon resolution of any of these types of claims.

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

We May Not Be Able to Obtain Third-Party Software, Technology and Content

     We may license or otherwise obtain access to the intellectual property of third parties, including third-party software, which may not be available to us in the future on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain, any required intellectual property could require us to use substitute technology, which could be more expensive or of lower quality or performance, or force us to cease offering our products. Moreover, we expect that some of our license agreements in the future may be non-exclusive and, therefore, competitors may have access to the same technology.

Our Success Depends On Intellectual Property Rights

     Our success depends upon the use of patents, trademarks and other proprietary intellectual property rights related to OZ ICS and OZ MCS. Although we have applied for trademark registration of our marks and for patents on our technologies such as those relating to real-time simulations over networks, no trademark registration or patent has yet been issued except for the trademark “OZ.” Further, we cannot be certain that any such trademark registrations or patents will be issued or if issued will not be challenged or invalidated. We rely upon a combination of nondisclosure and other contractual arrangements together with trade secret, copyright and trademark laws to protect our proprietary rights and the propriety rights of other parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. We cannot be certain that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights or that our competitors will not independently develop superior technologies.

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

We Operate in a Highly Competitive Market and May Not Compete Successfully

     The wireless Internet software and application service market includes a large number of participants, is subject to rapid changes and is highly competitive. Although no competitor offers exactly the same types of wireless Internet products as we do, our competitors currently offer or have the potential to offer either a total end-user solution to operators and service providers or to compete with various components of our Instant Communication Platform and complementary applications such as OZ MCS. Openwave is an example of one of our competitors. Many of our competitors have substantially greater financial, technical and marketing resources than we have. Several of these competitors also have greater name recognition and more established relationships with the same companies that we are targeting. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customers’ requirements or devote greater resources than we can to the development, promotion and sale of new service offerings. We cannot be certain that we will be able to compete successfully with these competitors or that competition may not have a material adverse effect on our business, operating results and financial condition.

     We also expect to face additional competition as other established and emerging companies enter the wireless Internet software and application service markets and new service offerings and technologies are introduced. Our current and potential competitors include:

•	infrastructure and application providers, such as Openwave, Messagevine and Followap;

•	mobile equipment manufacturers, such as Ericsson, Motorola or Nokia; and

•	instant messaging providers that may team up with operators, such as AOL, Microsoft MSN and Yahoo!

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

Our Success Depends on Continued Growth of Mobile Communications

     Our future success depends to a large extent on the continued growth of mobile communications, and the adoption of new communication services such as multimedia messaging services and those specified by the Wireless Village initiative. The current trend which indicates significant increases in mobile communications over the next few years may not continue and therefore adversely affect our business.

Our Success Depends on the Success of Mobile Network Operators

     We believe that a major part of our future revenues will derive from sales of OZ ICS, OZ MCS and complementary applications to existing and new mobile network operators. Therefore, our future success depends on the acceptance by mobile network operators of these new products and services that we may not be able to achieve. This dependence is compounded by the fact that there are a relatively small number of mobile network operators worldwide. To date, we currently have one virtual mobile network operator customer that has acquired a license to use OZ MCS and complementary applications. We cannot be certain that mobile network operators will use our products widely. In addition, historically mobile network operators have been relatively slow in implementing new complex services such as Internet-based services. We have limited or no control over the pace at which mobile network operators will implement these new services. The failure of mobile network operators to introduce and support services utilizing our products on a timely and effective manner could have a material adverse effect on our business, operating results and financial condition.

     In addition, the success of our products once they have been implemented by mobile network operators will depend in significant part on our continuing ability to develop and introduce new and improved versions of existing products and service offerings. There can be no assurance that we will be successful in developing, introducing on a timely basis and marketing such products and service offerings. In addition, there can be no assurance that mobile network operators will not cease to buy our products and to subscribe to our services, on account of technologies or service offerings developed by others or the mobile network operators themselves that render our products and services uncompetitive or obsolete. The failure of mobile network operators to purchase our products and subscribe to our services could have a material adverse effect on our business, operating results and financial condition.

     We expect that our pricing model for OZ ICS, OZ MCS and complementary applications will in many cases be based on a revenue sharing model in which we take a percentage of revenues resulting from each end user who uses the services or is exposed to advertisements. Therefore, our future revenues will be largely dependent on the number of subscribers to the mobile network operators that utilize our products and services. In addition, we can make no reasonable estimate as to the rate of adoption by the subscribers of the particular services offered through our products. It is therefore difficult to predict the size of our future revenues, and such future revenues will be largely dependent on the number of subscribers to the mobile network operators, in general, and the subscription to the services offered through our products, in particular. In addition, we have difficulty estimating the price that subscribers will be willing to pay for these services. As a result, it is difficult to estimate the pricing of these services and consequently the future size of our revenues.

Our Success Depends on Market Acceptance of Wireless Telephones for Wireless Delivery of Internet-based Services

     We have focused our efforts on the convergence of fixed and wireless Internet-related communication. Our technological solutions are not necessarily dependent on wireless devices for the conveyance of the communication. However, we believe that the success of our products is interlinked with the acceptance by the market of wireless devices as a viable means for Internet-based services giving more mobile network operators an incentive to adopt technological solutions supporting such services. We cannot be sure of such market acceptance. In any event, acceptance may be delayed for a number of reasons. These reasons could include:

•	inadequate supply of the required hardware and software;

•	limitations to the performance and functionality of wireless devices;

•	conflicting technical standards and lack of interoperability;

•	lack of adequate Internet-based applications and content for such Internet-based services;

•	costs; and

•	inadequate security arrangements.

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

The Stock Price for our Shares may be Volatile

     Should a market for our common stock develop, it will be affected by a number of factors, including:

•	the announcement of new products or service offerings by us or our competitors;

•	quarterly variations in our results of operations or the results of operations of our competitors or companies in related industries;

•	changes in earnings or revenue estimates or recommendations by securities analysts;

•	developments in our industry;

•	general market conditions;

•	future sales of substantial amounts of shares by our shareholders; and

•	other factors, including factors unrelated to our operating performance or the performance of our competitors.

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

Our Outstanding Obligations to Issue Additional Shares of Common Stock May Adversely Affect Our Ability to Obtain Additional Equity Capital

     We are obligated to issue 28,541,928 shares of common stock upon the conversion of the shares of our Series A Preferred stock outstanding as of February 28, 2002. As of February 28, 2002, 8,116,185 shares of common stock were available for issuance pursuant to options that may be granted under our 1995 Stock Option Plan and 682,076 shares of common stock were available for issuance pursuant to grants under our 1998 Incentive Stock Option Plan. As of the same date, options to purchase a total of 5,858,650 shares of common stock were outstanding under the 1995 Stock Option Plan. Warrants to purchase an aggregate of 308,000 shares of common stock were also outstanding as of February 28, 2002. To the extent that options, warrants or other obligations for the issuance of common stock are granted or exercised, dilution to the interests of the existing holders of common stock may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected because holders of outstanding options, warrants or other obligations can be expected to exercise them at a time when we in all likelihood will be able to obtain any needed capital on terms more favorable to us than those provided by such outstanding obligations.

We May Issue Additional Stock and This May Have a Dilutive Effect

     We are currently authorized to issue two classes of stock, which are designated “Common Stock” and “Preferred Stock.” The authorized number of shares of Preferred Stock is presently 25,000,000 shares. 20,000,000 shares of the Preferred Stock are currently designated as “Series A Preferred.” The authorized number of shares of Common Stock is 275,000,000. Accordingly, we may in the future authorize without further shareholder approval the issuance of additional shares of Common Stock or Preferred Stock. Any such future issuance of our capital stock could have a dilutive effect on the holders of our stock.

Current Directors and Officers May Effectively Control the Company

     Our directors and officers as a group beneficially owned approximately 62.6% of our Common Stock (prior to any conversion of the Series A Preferred stock) as of February 28, 2002. As a result, these shareholders, if acting together, would be able to control effectively matters requiring approval by our shareholders, including election of at least a majority of our Board of Directors and approval of significant corporate transactions, except for certain matters as to which the holders of the Series A Preferred stock vote as a separate class.

Item 2. Facilities

     We maintain offices at (1) Snorrabraut 54 and Snorrabraut 56, IS-105, Reykjavik, Iceland, (2) 6455 Lusk Blvd., San Diego, California and (4) Windsor Station, Room 150, 1100 de La Gauchetière West, Montreal, Canada. We own the facility at Snorrabraut 54, Iceland and rent all the other offices from unaffiliated parties. We have pledged the Snorrabraut building as collateral for outstanding loans. The amount due on these loans was $863,000 at December 31, 2001. Our subsidiary, SmartVR, Inc., maintains an office at Skipholt 50b, IS-105 Reykjavik, Iceland.

     The rent for the Snorrabraut 56, Iceland office, which consists of 451.7 square meters, is ISK 355,738 per month ($3,433 at December 31, 2001), subject to monthly adjustment in accordance with the price-index for housing in Iceland. The lease terminates on November 1, 2004.

     The rent for the San Diego office, which consists of approximately 455 square feet, is $1,092 per month on a full service gross basis, including Internet connectivity. The lease runs from month-to-month and may be terminated by either the landlord or us upon thirty days notice.

     The rent for the Canada office, which consists of approximately 18,500 square feet, is (CAN) $1.25 ($0.78 at December 31, 2001) per square foot per month on a full service gross basis. The term of the lease expires on April 30, 2011.

     The rent for SmartVR, Inc.’s office, which consists of approximately 224.17 square meters, is 250,324 ISK per month ($2,416 at December 31, 2001). The term of this lease expires on September 1, 2007.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to our shareholders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

     Currently there is no organized public trading market for our Common Stock. No class of our capital stock is quoted on either the National Quotations Bureau “Pink Sheets” or the NASD OTC Bulletin Board.

Dividends

     We have not paid dividends since our formation and do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, business, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Holders

     As of February 28, 2002, there were 1,281 holders of record of Common Stock and 23 holders of record of Series A Preferred stock.

     As of February 28, 2002, 85,088,436 shares of Common Stock and 14,270,964 shares of Series A Preferred stock were outstanding. Shares held by our affiliates, as defined in Rule 144 of the Securities Act, may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Overview

     Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional (“3D”) online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson to develop a wireless Internet communications platform that Ericsson called “iPulse” based on this technology. We recently terminated our development relationship with Ericsson and have been granted a fully paid up, nonexclusive and perpetual license to use the iPulse technology to develop our own products. We have combined the iPulse communications platform with the applications that we used to refer to as “mPresence” to create an integrated mobile instant messaging and presence management suite of products, which we now call the “OZ Instant Communication Solution.” We have also developed a mobile group-collaboration product that we call the “OZ Mobile Communities Solution.” We first recognized development revenues in November 1998, and generated development revenues of approximately $7.7 million per year in the years ended December 31, 2000 and 2001. We first recognized license revenues in February 1999, and generated license revenues of approximately $0.28 million in the year ended December 31, 2000 and approximately $0.24 million for the year ended December 31, 2001.

     We incurred net losses of approximately $24.6 million for the year ended December 31, 2001 and $14.0 million for the year ended December 31, 2000. As of December 31, 2001, we had an accumulated deficit of approximately $51.7 million. We are currently operating at a deficit and expect to continue operating at a deficit over at least the next six months. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

     In the year ended December 31, 2001 we generated revenues from the delivery of development services, hosting and license fees. While in the quarter ending March 31, 2002 we will recognize revenues from development contracts that have terminated during the quarter, we do not expect to continue providing development services or to recognize development revenues in future quarters. We expect to generate future revenues from license fees and Internet based services that we will provide to mobile network operators. We expect to begin receiving licensing revenues from customers of the OZ Instant Communication Solution and our value-added services in late 2002 or early 2003.

     Our business strategy relies to a significant extent on the widespread propagation of OZ ICS (Instant Communication Solution) and OZ MCS (Mobile Communities Solution) through our relationships with network operators and integrators and resellers of software solutions to mobile network operators.

     Consequently, we expect that our future revenues will be derived from the following:

•	Licensing fees and/or revenue sharing payments paid by customers with respect to sales and licenses of OZ ICS and OZ MCS; and

•	Fees from client services that we provide to our customers.

     Our future success depends on our ability to derive revenues from the sources identified above. If the market for Internet-based services via wireless telephones fails to develop or develops more slowly than expected, then our business would be materially and adversely affected. In addition, because there are a relatively small number of network operators worldwide, any failure to sell our products to network operator customers successfully could result in a shortfall in revenues that could not be readily offset by other revenue sources.

     We expect that our gross profit on revenues derived from sales of our products and services through future channel partners will be less than the gross profit on revenues from direct sales. Our success, in particular in international markets, depends in part on our ability to increase sales of our products and services through value-added resellers and to expand our indirect distribution channels.

     We expect sales in Europe and Canada to account for a significant portion of our revenues in the foreseeable future. Risks inherent in our international business activities include:

•	failure by us and/or third parties to develop localized content and applications that are used with our products;

•	costs of localizing our products for foreign markets;

•	difficulties in staffing and managing foreign operations;

•	longer accounts receivable collection time;

•	political and economic instability;

•	fluctuations in foreign currency exchange rates;

•	reduced protection of intellectual property rights in some foreign countries;

•	contractual provisions governed by foreign laws;

•	export restrictions on encryption and other technologies;

•	potentially adverse tax consequences; and

•	the burden of complying with complex and changing regulatory requirements.

     Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues from sales of OZ ICS will commence by the third quarter of 2002 and grow over the following several quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will continue to decrease in the short term as we make further reductions in our work force and further reduce overhead. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

Critical Accounting Policies

     The Company’s accounting policies are fully described in Note 1 of the notes to the consolidated financial statements. As disclosed in Note 1 to the consolidated financial statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its revenue recognition, evaluation of the recoverability of long-lived assets, collectibility of accounts receivable, valuation of common stock issued in non-cash transactions, and assumptions used to determine the fair value of the Company’s stock at the date stock options are granted. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in some cases valuation techniques used by valuation specialists. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Results of Operations

     The following table sets forth certain consolidated income statement data, expressed as a percentage of revenues, for the years ended December 31, 2000 and 2001.

	Years ended
	December 31,

	2000	2001

Income Statement Data:
Revenues	100.0%	100.0%
Cost of revenues	61.7	82.2
Operating expenses:
Sales and marketing expenses	59.9	29.2
General and administrative expenses:
Amortization of intangible assets	5.8	39.8
Stock-based compensation	15.8	20.5
Other	75.6	85.2
Research and development	38.5	28.4
Impairment of intangible assets	—	104.7
Total operating expenses	195.6	307.8
Operating loss	(157.3)	(290.0)
Interest and other income (expense), net	(11.2)	(2.3)
Net loss	(168.2)	(292.1)

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Our revenues increased 1.6% to $8.4 million in 2001 from $8.3 million in 2000. The increase is primarily the result of an increase in the volume of client services. Revenues from Ericsson increased 4.7% to $8.1 million in 2001 from $7.8 million in 2000. In the year ended December 31, 2001, 96.5% of our revenues were earned from Ericsson under the terms of a single development contract and a license of our core technology. Ericsson acquired the license because this technology was considered incidental to the development work as it was expected to be integrated to some extent into most, if not all, applications developed under our original general co-operation and development agreement with Ericsson. In the year ended December 31, 2001, we performed services under a second development contract with Ericsson and a new development agreement with Microcell, although, as mentioned above, we received payments totaling $5.25 million for consulting and development work performed for Microcell and Ericsson that are not recognized as revenues under U.S. generally accepted accounting principles. These payments were classified as deferred revenues and will be recognized as revenues in the quarter ended March 31, 2002 as a result of the termination of the development agreements under which the services were performed. Neither Ericsson nor Microcell is expected to be a significant source of revenue in subsequent quarters of 2002.

     Cost of Revenues. Cost of revenues consists of compensation and independent consultant costs for personnel engaged in our developing services operations and related overhead. We have had no significant cost of revenues associated with our historical licensing revenues, which relate to a single license of our core technology to Ericsson in 1999. Cost of revenues increased to $6.9 million for the year ended December 31, 2001 from $5.1 million for the year ended December 31, 2000. As a percentage of revenues, cost of revenues for the years ended December 31, 2000 and 2001 was 61.7% and 82.2% respectively. We anticipate that the cost of revenues will decrease as we cease performing development services for Ericsson and Microcell. As we shift our sales focus to sales and licenses of our own services, we expect to incur the cost of third-party license and support fees, as well as the costs associated with operating and maintaining our hosting center and network operating center in Montreal.

     Research and Development Expenses. Our research and development expenses decreased 25.0% from $3.2 million in 2000 to $2.4 million in 2001. The decrease is primarily the result of increased customer demand for specific development work, leaving less room for independent research and development. We expect to increase our investments in research and development and anticipate that research expenses will increase in absolute dollars, although we will try to control these expenses by performing development work only in response to specific customer demand.

     Sales and Marketing Expenses. Our sales and marketing expenses decreased 50.5% to $2.5 million in 2001 from $5.0 million in 2000. The decrease is primarily the result of the elimination of the European sales organization during 2001, including the closing of the sales office in Stockholm, Sweden and the reduction of sales and marketing positions in the U.S. and Icelandic offices.

     General and Administrative Expenses. Our general and administrative expenses, including stock-based compensation, depreciation and amortization of intangible assets, increased 52.0% to $12.3 million in 2001 from $8.1 million in 2000. The increases are due primarily to amortization of intangible assets associated with the acquisition of MCE Holding Corporation in November 2000, increased amortization of stock-based compensation and an impairment of property and equipment. This was partially offset by the reduction of the number of personnel performing general and administrative functions and the closing of certain international operations. We expect general and administrative expenses to decline in the short-term as the write down of the intangible assets associated with the acquisition of shares of MCE Holding Corporation, which will significantly reduce our amortization expenses and as the effects of our continued reductions in general and administrative personnel begin to impact our expenses.

     Impairment of intangible assets. Our impairment of intangible assets was $8.8 million in 2001 primarily as a result of the cancellation of the Ericsson and Microcell development contracts in January and February of 2002.

     Operating Loss. Our operating loss increased 87.2% to $24.5 million in 2001 from $13.1 million in 2000. The increase is primarily the result of the increase in General and Administrative Expenses, due to the impairment and amortization of intangible assets associated with the acquisition of the shares of MCE Holding Corporation, which was partly offset by a decrease in other operating expense categories.

     Interest Income (Expense), net. Our interest income, net was $0.001 million in 2001 compared to interest income, net of $0.3 million in 2000. The decrease is primarily the result of the decrease of cash and cash equivalents from 2000 to 2001 and an increase in cash paid for interest.

     Other Income (Expense), net. Our other expense, net was $0.2 million in 2001 compared to other expense, net of $1.3 million in 2000. The decrease is primarily the result of a foreign currency exchange losses in 2000.

Liquidity and Capital Resources

     From December 31, 2000 to December 31, 2001, our total assets decreased from $27.4 million to $10.7 million, total liabilities increased from $4.9 million to $11.1 million and total shareholders’ equity decreased from $18 million to a shareholders’ deficit of $4.9 million. The decreases in total assets and total shareholders’ equity resulted primarily from the write down of the intangibles acquired in connection with the acquisition of shares of MCE Holding Corporation, and the increase in total liabilities resulted from the increase in deferred revenues, resulting from consulting and development work performed for Microcell and

Ericsson that are not recognized as revenues under U.S. generally accepted accounting principles. These payments will be recognized as revenues in the quarter ended March 31, 2002 as a result of the termination of the development agreements under which the services were performed.

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations and issuances of stock.

     Net cash used in operating activities was $2.6 million for the year ended December 31, 2001, compared to $10.4 million for the year ended December 31, 2000. The decrease in net cash used in operating activities in 2001 was due primarily to the decrease in accounts receivable and increase in deferred revenue.

     Our deficiency in working capital at December 31, 2001, including current portion of deferred revenue of $8.3 million and a convertible loan in our SmartVR, Inc. subsidiary of $0.8 million, was $6.8 million compared to working capital of $4.1 million at December 31, 2000. The deficiency in working capital as of December 31, 2001 was comprised of $0.7 million in cash, $3.1 million in accounts receivable, and $0.2 million in prepaid expenses and other current assets, net of $2.4 million in current liabilities and $8.3 million in deferred revenue. As of December 31, 2000, our working capital was comprised of $3.6 million in cash, $3.5 million in accounts receivable, and $0.5 million in other current assets, net of $1.7 million in current liabilities and $1.8 million of deferred revenue.

     During the year ended December 31, 2001, we invested $1 million primarily in computer systems for employees and office facilities in relation to our establishment of operations in Montreal and in out network operating center and hosting facilities.

     Through our Icelandic subsidiary, OZ hf., we have outstanding long-term notes payable to Búnadarbanki Íslands, an Icelandic bank, and to the seller of our building at Snorrabraut 54 in Reykjavik, Iceland. We have pledged our building as collateral for these loans. The amount due on these loans at December 31, 2001, was approximately $363,000. The loans accrue interest at rates between 6.0% and 7.35% per annum.

     We do not believe that our operating requirements for the next 12 months can be funded from cash provided by operations and cash reserves. Therefore, we intend to seek additional debt or equity financing through public or private placements of our securities. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. Our consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that we will continue as a going concern. Our recurring losses from operations, negative cash flows, and future need for additional capital raise substantial doubts about our ability to continue as a going concern. We may revise our plans in response to future changes in the mobile communications industry in general and the demand for our services in particular, our results of operations, our other capital requirements and other relevant factors. We believe there may be some attractive opportunities to expand by making strategic acquisitions of businesses or assets in the current economic environment. We believe that we will likely fund any such acquisition through the issuance of debt or additional equity securities.

Market Risk Disclosure

     During the year ended December 31, 2001, we billed and collected in U.S. dollars. To the extent possible, cash is held in interest bearing U.S. dollar accounts. Funds are transferred from these accounts and converted to local currencies (primarily Icelandic and Canadian dollars) as necessary to pay local operating expenses. Accordingly, we are exposed to risks in changes in foreign currency exchange rates. For financial reporting purposes, assets and liabilities of our foreign subsidiaries, whose functional currency is the local currency, are translated at exchanges rates prevailing at the end of the period. Adjustments resulting from translating the financial statements of foreign subsidiaries ($667,810 and $704,149 at December 31, 2000 and December 31, 2001, respectively) are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity.

     We have borrowed funds in Iceland, which are secured by our facility at Snorrabraut 54, Reykjavik. While the interest rates on these loans are fixed, the original principal balance is adjusted monthly for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. Accordingly, we are exposed to risks in changes in the Icelandic consumer price index, which tends to rise quickly in inflationary economic conditions. The change in the consumer price index during 2000 and 2001 was 4.2% and 8.6%, respectively.

Income Taxes

     At December 31, 2001 we had net operating loss carryforwards of approximately $34.8 million, $19.0 million, and $5.1 million for federal, state and foreign income tax purposes, respectively. Unless we utilize these beforehand to offset future taxable income, if any, these carryforwards will expire from year 2002 through 2021.

Impact of Pricing, Inflation and Seasonality

     The pricing of our products and services is primarily a function of the perceived need for our products and services, the availability of competitive products or services, the presence of competition for end users within a particular market and the degree of acceptance of the mobile phone as an entertainment and commercial transaction device. Our pricing model for OZ ICS and OZ MCS will in many cases be based on a fixed price per user per month and/or on a revenue sharing model in which we will take a percentage of revenues resulting from each end user using the various services or being exposed to advertisements. Our future revenues are therefore largely dependent on the number of subscribers to the mobile network operators or Internet businesses that utilize our products and services. We are not able to make reliable estimates as to the rate of adoption by the subscribers of the particular services offered through our products. It is therefore difficult to predict the size of our future revenues and these future revenues will be largely dependent on the number of subscribers to the mobile network operators or Internet businesses, in general, and the subscription to the services offered through our products, in particular. The price that subscribers will be willing to pay for these services is also difficult to estimate.

     We believe that inflationary trends had no material impact on the results of our operations during the year ended December 31, 2001.

     Our revenues and operating results are expected to vary, sometimes substantially, from quarter to quarter. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including:

•	the timing and recognition of long-term agreements, particularly those with investors,

•	the timing of large transactions,

•	an estimated initial sales cycle of six to nine months,

•	the proportion of revenues attributable to revenue-sharing or fixed per end-user fees versus revenues from software sales,

•	changes in the level of operating expenses,

•	the utilization rate of our development services employees,

•	demand for our products and services,

•	the introduction of new products and product enhancements by us or our competitors,

•	changes in customer budgets,

•	competitive conditions in the industry, and

•	general economic conditions.

     Further, the purchase and commercial launch of our products and services often involves a significant commitment of capital by our customers with the attendant delays frequently associated with large capital expenditures and implementation of marketing campaigns, and authorization procedures within an organization. Accordingly, the sales cycles for our products and services are typically lengthy, with an estimated initial sales cycle of six to nine months, and subject to a number of significant risks over which we have little or no control, including our customers’ budgetary constraints and internal authorization reviews.

     In addition, we expect our quarterly operating results to be subject to certain seasonal fluctuations. We do not yet see a pattern in licensing revenues (i.e., from the sales of licenses of the OZ ICS and complementary applications), but we have observed seasonality in our historical software development business, which we believe may apply generally to our proposed services businesses. In particular, our third fiscal quarter includes the months of July and August, when billable service activity by professional staff, as well as engagement decisions by customers, are reduced due to summer vacation schedules.

Item 7. Financial Statements and Supplementary Data

OZ.COM

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Shareholders of OZ Communications, Inc.
Reykjavik, Iceland

We have audited the accompanying consolidated balance sheets of OZ Communications, Inc. and subsidiaries (the “Company”), formerly OZ.COM, as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit), comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows, and future need for additional capital, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   LÁRUS FINNBOGASON
Deloitte & Touche hf.
Lárus Finnbogason
State Authorized Public Accountant
Reykjavik, Iceland
March 22, 2002

OZ COMMUNICATIONS, INC.

(FORMERLY OZ.COM)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$3,559,559	$651,265
Trade accounts receivable, net of allowance for doubtful accounts of $104,546 and $197,250	98,235	58,894
Accounts receivable from shareholders (Note 2)	3,413,433	3,033,953
Prepaid expenses and other current assets	530,777	215,995

Total current assets	7,602,004	3,960,107
Property and equipment, net (Note 3)	3,879,161	2,883,093
Intangibles, net (Note 4)	15,928,873	3,739,582
Other assets	—	161,595

Total assets	$27,410,038	$10,744,377

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$558,483	$764,966
Accrued liabilities (Note 5)	1,111,304	860,685
Current portion of deferred revenue	1,767,107	8,348,974
Current portion of notes payable (Note 6)	21,476	775,941

Total current liabilities	3,458,370	10,750,566
Notes payable (Note 6)	429,521	363,624
Deferred revenue	1,011,957	—

Total liabilities	4,899,848	11,114,190

Minority interest	8,489	—
Redeemable common stock, $0.01 par value (Note 2)	4,500,000	4,500,000
Commitments and contingencies (Note 15)	—	—
Shareholders’ equity (deficit): (Note 7)
Convertible preferred stock, $0.01 par value:
14,680,964 and 14,270,964 shares issued and outstanding (liquidation value $14,270,964)	17,079,446	16,546,446
Common stock, $0.01 par value:
275,000,000 shares authorized:
89,479,596 and 90,387,596 shares issued and outstanding	894,796	903,876
Additional paid-in capital	30,834,321	31,367,041
Notes receivable from shareholders (Note 11)	(353,900)	(353,900)
Deferred compensation (Note 9)	(4,032,567)	(2,305,848)
Accumulated other comprehensive income – cumulative translation adjustment	667,810	(51,731,577)
Accumulated deficit	(27,088,205)	704,149

Total shareholders’ equity (deficit)	18,001,701	(4,869,813)

Total liabilities and shareholders’ equity (deficit)	$27,410,038	$10,744,377

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC.

(FORMERLY OZ.COM)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,

	2000	2001

Revenues
Development services	$7,724,249	$7,734,316
Client services	299,756	464,652
License fees	279,880	236,572

Total revenues	8,303,885	8,435,540
Cost of revenues	5,122,179	6,930,793

Gross profit	3,181,706	1,504,747
Operating expenses
Sales and marketing	4,974,366	2,463,288
General and administrative (including stock-based compensation of $1,314,101 and $1,726,719)	8,078,198	12,276,476
Research and development	3,193,882	2,395,971
Impairment loss on intangible assets	—	8,830,285

Total operating expenses	16,246,446	25,966,020

Operating loss	(13,064,740)	(24,461,273)

Interest income	441,466	133,109
Interest expense	(109,333)	(132,536)
Foreign currency exchange gain (loss)	(1,243,969)	(93,617)
Other income (expense), net	(14,588)	(103,146)

Loss before income taxes and minority interest	(13,991,164)	(24,657,463)
Income taxes	—	—
Minority interest	25,284	14,091

Net loss	$(13,965,880)	$(24,643,372)

Basic and diluted net loss per share (Note 8)	$(0.19)	$(0.27)

Weighted average number of shares outstanding	72,904,841	90,121,470

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC.

(FORMERLY OZ.COM)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Years Ended December 31,

	2000		2001

	Shares	Amount	Shares	Amount

Preferred Stock:
Balance, beginning of year	5,685,218	$5,384,976	14,680,964	$17,079,466
Redeemable preferred shares reclassified to permanent equity	10,052,431	13,068,160	—	—
Conversion of preferred stock to common stock	(1,056,685)	(1,373,691)	(410,000)	(533,000)

Balance, end of year	14,680,964	$17,079,446	14,270,964	$16,546,446

Common Stock and Additional Paid in Capital:
Balance, beginning of year	68,359,078	$11,123,829	89,479,596	$31,729,117
Common stock issued	16,475,131	13,787,395	—	—
Employee stock options exercised	2,372,017	286,202	88,000	8,800
Common stock issued for notes payable	160,000	188,000	—	—
Deferred compensation from stock option grants	—	4,970,000	—	—
Conversion of preferred stock to common stock	2,113,370	1,373,691	820,000	533,000

Balance, end of year	89,479,596	$31,729,117	90,387,596	$32,270,917

Notes Receivable from Shareholders (Note 11):
Balance, beginning of year		$(200,200)		$(353,900)
Notes receivable issued		(189,500)		—
Payments received		35,800		—

Balance, end of year		$(353,900)		$(353,900)

Deferred Compensation:
Balance, beginning of year		$(376,668)		$(4,032,567)
Deferred compensation arising from option grants		(4,970,000)		—
Amortization of deferred compensation		1,314,101		1,726,719

Balance, end of year		$(4,032,567)		$(2,305,848)

Accumulated Other Comprehensive Income – Cumulative Translation Adjustment:
Balance, beginning of year		$56,886		$667,810
Other comprehensive income:
Translation adjustments		610,924		36,339

Balance, end of year		$667,810		$704,149

Accumulated Deficit:
Balance, beginning of year		$(13,122,325)		$(27,088,205)
Net loss		(13,965,880)		(24,643,372)

Balance, end of year		$(27,088,205)		$(51,731,577)

Total shareholders’ equity (deficit)		$18,001,701		$(4,869,813)

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC.

(FORMERLY OZ.COM)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2000	2001

Net loss	$(13,965,880)	$(24,643,372)
Other comprehensive income:
Currency translation adjustments	610,924	36,399

Comprehensive loss	$(13,354,956)	$(24,606,973)

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC.

(FORMERLY OZ.COM)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001

Cash flows from operating activities:
Net loss	$(13,965,880)	$(24,643,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,196,888	4,517,707
Impairment loss on intangible assets	—	8,830,285
Impairment loss on property and equipment	—	603,243
Minority interest	(25,284)	(14,091)
Provision for doubtful accounts	103,170	121,780
Loss on disposal of property and equipment	—	174,543
Amortization of deferred stock-based compensation	1,314,101	1,726,719
Issuance of notes payable for employment services rendered	—	106,803
Changes in operating assets and liabilities:
Accounts receivable	(2,200,567)	297,041
Prepaid expenses and other assets	38,238	153,187
Trade accounts payable	370,178	206,483
Accrued liabilities	479,505	(250,619)
Deferred revenue	2,305,922	5,569,910

Net cash used in operating activities	(10,383,729)	(2,600,381)

Cash flows from investing activities:
Purchases of property and equipment	(2,511,329)	(1,026,549)
Proceeds from sales of property and equipment	—	44,973
Cash acquired in acquisition of shares of MCE Holding Corporation	2,000,000	—

Net cash used in investing activities	(511,329)	(981,576)

Cash flows from financing activities:
Issuance of convertible notes payable	—	650,000
Exercise of employee stock options	286,202	8,800
Collection of notes receivable	35,800	—
Repayments of notes payable	(78,517)	(21,476)
Payment of capital lease obligation	(3,384)	—

Net cash provided by financing activities	240,101	637,324

Effect of currency exchange rates on cash	610,924	36,339

Net decrease in cash	(10,044,033)	(2,908,294)
Cash and cash equivalents at beginning of year	13,603,592	3,559,559

Cash and cash equivalents at end of year	$3,559,559	$651,265

Supplemental cash flow information:
Interest paid	$48,135	$57,017

Conversion of preferred stock to common stock	$1,373,691	$533,000

Supplemental non-cash investing and financing activities:
Common stock issued to acquire shares of MCE Holding Corporation	$18,287,395	—

Common stock issued for notes	$189,500	—

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC.

(FORMERLY OZ.COM)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

     OZ Communications, Inc. was incorporated in California in 1995. In November 2001, OZ Communications, Inc. changed its name from OZ.COM. OZ Communications, Inc. and its subsidiaries (the “Company” or “OZ”) are developers and vendors of software and services, including hosting services, that enable the delivery of wireless and Internet-based services over multiple communications networks, including wireless networks, the public fixed telephone network and the Internet. The Company conducts its marketing and sales in North America and Northern Europe, while design and development activities are primarily conducted in Iceland and Canada. Through December 31, 2001, the Company’s business has primarily been in the development of customer specific software products.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of OZ Communications, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Going Concern

     The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to developing new products and has incurred losses and negative cash flows from operations since inception. In January and February of 2002, the Company terminated all commercial agreements with Ericsson, and amended several contracts with Microcell. Before their termination or amendment, as the case may be, these agreements provided consistent cash payments in consideration for development and other services. As a result of the termination or amendment of the agreements, the Company now owns all of its own technology and is not dependent upon the sales and marketing efforts of either Ericsson or Microcell. The Company now has a completed product that it must sell either directly or through channel partners. This new business is considerably different and riskier than its prior business as a developer of software solutions for Ericsson and Microcell. The Company does not believe that its operating requirements for the next 12 months can be funded from cash provided by operations and cash reserves. As of February 28, 2002, cash reserves were $1.3 million and of the $6 million due from Ericsson pursuant to the termination agreements entered into on January 24, 2002, $3.65 million remains unpaid. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through the offering of debt or equity securities. The Company is also limiting discretionary expenses in all categories and plans to halt its growth. However, there can be no assurance that the Company’s efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Financial Instruments

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Cash and cash equivalents are held with financial institutions with high credit standings.

     Through December 31, 2001 the customer base consisted of two large related party customers. The concentration of credit risk with these customers is not considered significant due to their size and credit standing. See the discussion of related parties in Note 2. The carrying value approximates fair value for all financial instruments.

Property and Equipment

     Property and equipment is recorded at cost. The Company uses the straight-line method in computing depreciation based on the estimated useful lives of the assets. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings – 50 years; computer equipment and software – 2 to 3 years; furniture and leasehold improvements – 5 years or the life of the lease, whichever is shorter; and other equipment – 5 years.

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

Revenue Recognition

     The Company’s revenues consist primarily of fees for software development received from contracted research and development agreements with Ericsson and Microcell. Revenues from contracted research and development agreements are deferred and recognized at the completion of the project upon acceptance by the customer or upon termination of the contracted research and development agreement. The Company also has software license revenue, which consists of software technology licensed to Ericsson. License revenue is recognized over the period beginning upon acceptance of the software and ending on December 31, 2001, the minimum term of the general co-operation and development agreement.

     The Company earns revenue from client services including the delivery of software applications and value-added services that are hosted on the Company’s network. Because these applications can also be run on the Company’s customers’ networks, the Company refers to this as a “hosted service” when it is delivered from the Company’s network.

     Maintenance and support is included in a hosted solution, but would be charged separately if a customer chose to purchase a value added service or an application that it would deliver from its own network. Client services also include consulting, customization and implementation services of Internet platform products the Company has developed under a General Co-Operation and Development Agreement with Ericsson. Revenues from all of these services will be recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

     Deferred revenue is comprised of software technology license fees received in advance of satisfying revenue recognition criteria related to the 1999 development agreements with Ericsson. Payments for certain development work for Ericsson and Microcell in connection with the 2000 development agreements with Ericsson and Microcell are recorded as deferred revenue and will be recognized as revenue upon completion or termination of such agreements. See Note 2.

     The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately twelve months following initial shipment to the customer. As of December 31, 2001, the Company had not incurred any significant expenses related to warranty claims.

Network Costs

     Internet based services include expenses incurred by the Company to maintain, monitor and manage the Company’s network. The Company recognizes network costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product’s estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing network are included in internet based services expense in the accompanying consolidated statement of income.

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

Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at the year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity.

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

Employee Stock-Based Compensation

     The Company accounts for stock-based compensation under the intrinsic value method as set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” is discussed in Note 9.

Stock-Based Compensation for Non-Employees

     The Company periodically settles fees incurred for professional services through the issuance of common stock. The fair value of the common stock issued is determined based upon the fair value of the professional services rendered.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS 133 in the first quarter of 2001 did not have a material effect on the Company’s results of operations or financial condition.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in an intangible asset being reclassified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The adoption of SFAS No. 141 and 142 on January 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 will be effective January 1, 2003. Management does not expect that the adoption of the statement will have a material effect on the Company’s consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications

     Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2. Related Party Transactions

     In February 1999, the Company entered into a stock and warrant purchase agreement with Ericsson, Inc. pursuant to which Ericsson received a warrant and other purchase rights to purchase up to 10,052,431 shares of the Company’s Series A Preferred stock at $1.30 per share, at the time equal to approximately 20% of the capital stock of the Company on an as-converted basis. In June 1999, Ericsson exercised its warrant by purchasing 4,769,231 shares of the Company’s Series A Preferred stock for total cash consideration of $6,200,000. In October 1999, Ericsson exercised the balance of its purchase rights by purchasing 5,283,200 shares of the Company’s Series A Preferred stock for total cash consideration of $6,868,160.

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

     On November 8, 2000, the Company completed its acquisition of all the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance (the “Strategic Alliance”) of Microcell Capital II, Inc. (“Microcell”) and Ericsson Canada Inc. (“Ericsson Canada”) formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company following the closing of the transaction and subsequently to OZ Communications Co. (“OZ Canada”).

     The transaction was closed pursuant to two Share Exchange Agreements (the “Acquisition Agreements”) dated November 8, 2000 by and between the Company and each of Microcell and Ericsson Canada as the former stockholders of MCE Holding Corporation. The transaction was structured as a stock-for-stock exchange in which the Company issued an aggregate of 16,475,131 shares of its common stock to Microcell and Ericsson Canada in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $18.4 million. The Company has accounted for the transaction using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the tangible net assets acquired amounted to approximately $16.4 million, with $15.5 million attributable to goodwill and $0.9 million attributable to a fully paid-up iPulse 1.5 license for the benefit of Microcell and its affiliates. The acquired assets consist of cash and licensed technology to be used in the business of developing and marketing Internet application technology for wireless service providers.

     Assuming MCE Holding Corporation was acquired on January 1, 2000 the unaudited pro forma revenues, loss before income taxes and net loss, and net loss per share for the year ended December 31, 2000 would have been $8,303,885, $16,750,000 and $(0.19), respectively.

     In connection with the transaction, the Company entered into a shareholder agreement with Microcell and two of the Company’s directors and officers, Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Microcell the right to participate in any sales of the Company’s shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of the Company’s securities offered by the Company. In addition, Messrs. Mogensen and Gudjonsson have agreed to vote a sufficient number of the Company’s shares to enable a nominee of Microcell to sit on the board of directors of the Company at the next annual meeting of the shareholders.

     The Acquisition Agreement with Microcell granted Microcell the right, during the period from February 15, 2002 until April 15, 2002, to require the Company to repurchase the 11,405,860 shares delivered to Microcell in connection with the acquisition at the price of $4,500,000, if prior to February 15, 2002 the Company fails to complete a firmly underwritten public offering pursuant to a registration statement under the Securities Act of 1933 (“Securities Act”), or a public offering in which the Company’s shares are listed or designated for trading on any “designated offshore securities market” as such term is defined in Regulation S under the Securities Act, which offering, in either case, results in a market capitalization of not less than $225 million. The 11,405,860 shares that are subject to this right have an issue value of $12.7 million, which has been allocated to shareholders’ equity in the Company’s consolidated balance sheet less the amount related to the redemption value of $4.5 million. The redemption value of $4.5 million is allocated to temporary equity on the balance sheet. On February 28, 2002 the Company amended the Acquisition Agreement with Microcell to eliminate the redemption right. In the quarter ending March 31, 2002 the Company will eliminate the $4.5 million currently allocated to temporary equity on the balance sheet and increase paid-in capital by a like amount.

     In connection with the transaction, OZ Canada entered into a General Co-Operation Development Agreement (“Microcell GCDA”) with Microcell Labs, Inc. (“Microcell Labs”) on November 8, 2000, pursuant to which Microcell Labs agreed to use OZ Canada as its preferred development resource for development work and consulting services in the field of wireless Internet applications under the terms and conditions of the Microcell GCDA. Under the terms of the Microcell GCDA, Microcell Labs has committed to purchasing $9 million in consulting and development services and technology licenses during the term of the Microcell GCDA.

     Also in connection with the transaction, OZ Canada entered into a Specific Co-Operation and Development Agreement with Ericsson Canada on November 8, 2000 (“Ericsson SCDA”) in connection with the transaction pursuant to which OZ Canada would provide consulting and development services in the areas of mobile Internet applications for third generation (“3G”) mobile telephony platforms. The Ericsson SCDA is an agreement under the General Co-Operation and Development Agreement entered into on November 1, 2000 between an affiliate of Ericsson Canada, Ericsson Radio Systems AB (“Ericsson Radio Systems”), and the Company. Under the terms of the Ericsson SCDA, Ericsson Canada was to advance to OZ Canada a total of $6 million in quarterly installments over the Ericsson SCDA’s two-year term, which installments were to be applied by Ericsson Canada against amounts due for development work performed under the Ericsson SCDA.

     Ericsson Canada is a subsidiary of LM Ericsson, Sweden. Another subsidiary of LM Ericsson, Ericsson, Inc., owns 10,052,431 shares of the Company’s Series A Preferred stock, which is currently convertible into the Company’s common stock on a two-for-one basis. Under the terms of a shareholders agreement entered into in February 1999 among Ericsson, Inc., the Company and Messrs. Skuli Mogensen and Gudjon Mar Gudjonsson, Messrs. Skuli Mogensen and Gudjon Mar Gudjonsson have agreed to vote a sufficient number of shares to elect a nominee of Ericsson Inc. to the Company’s board of directors.

     For the years ended December 31, 2000 and 2001, the Company recognized revenue from Ericsson in the amounts of $7,778,505 and $8,143,141, respectively. At December 31, 2000 and 2001, all amounts classified as accounts receivable from shareholders in the accompanying consolidated balance sheets are due from Ericsson and Microcell in connection with development agreements.

     On January 24, 2002 OZ entered into an agreement with Ericsson Radio Systems AB, Ericsson Telecom AB, Ericsson Inc. and Ericsson Canada Inc. ending more than three years of cooperation between OZ and Ericsson to develop and market the iPulse software. Under the terms of the agreement Ericsson agreed to pay OZ an aggregate of $6 million prior to the end of the quarter ending March 31, 2002 and irrevocably (a) assigned to OZ an equal and undivided share of its right, title and interest in and to (i) the iPulse software, including source and object code, (ii) the “iPulse” trademark, and (b) granted to OZ a worldwide and perpetual license for all purposes to all other intellectual property rights contained in and related to the iPulse software, including any patent rights, copyrights, rights to photographs, design rights, technical documentation and any other industrial and intellectual property rights contained in the source and object code. OZ and Ericsson each have the right to exploit the iPulse software in any way that they see fit. The agreement expressly terminates all other contracts between OZ and Ericsson except for the shareholder rights agreement made and entered into as of February 4, 1999 by and between OZ and Ericsson Inc. and certain shareholders of OZ.

     As a result of the termination of the Ericsson agreements, OZ will recognize contract termination fees, revenues from the Ericsson Canada, Inc. development agreement, and an impairment loss on the related intangibles that OZ recorded in connection with the acquisition of the shares of MCE Holdings Inc. in November 2000. During the quarter ended December 31, 2001 OZ recorded a $8,830,285 non-cash impairment loss on intangible assets as an operating expense (see Note 4). In the quarter ending March 31, 2002, OZ will recognize a portion of the $6 million to be paid by Ericsson as a contract termination fee (other non-operating revenue) and $3.7 million in revenues from the development agreement with Ericsson Canada Inc. that is currently reflected on the balance sheet as “deferred revenue.”

     On February 28, 2002 OZ Canada and OZ entered into a series of amending agreements with Microcell Labs and Microcell Capital II Inc. Under the terms of the agreements the parties have terminated all specific development agreements between the parties, terminated Microcell’s agreement to use OZ as its preferred development resource in the field of wireless Internet messaging services, terminated Microcell’s right to require OZ to redeem Microcell’s shares of OZ common stock, terminated Microcell’s obligation to pay minimum quarterly payments of $750,000 for development services, and replaced a license of Ericsson’s iPulse 1.5 with a license of the OZ Instant Communications Platform. The license is conditioned upon the purchase by Microcell Labs Inc. of annual support and maintenance contracts from OZ, but is otherwise royalty-free for the first three years and incremental capacity required after the initial three-year period will be purchased separately at competitive prices and terms. In addition, the parties modified a shareholder agreement to change certain participation rights of Microcell and to provide that the obligation of certain of OZ’s shareholders to vote a sufficient number of shares to elect Microcell’s designee as a director is applicable only to the election of directors held at OZ’s 2002 annual shareholders meeting. In partial consideration for OZ’s agreement to make the amendments, Microcell has surrendered to OZ 5,299,160 shares of OZ’s common stock for cancellation.

     As a result of the termination of the agreements, OZ will recognize revenues from several Microcell Labs specific development agreements, eliminate redeemable common stock with a corresponding increase in additional paid-in capital, record a reduction in common stock and paid-in capital, a bad debt expense and record an impairment loss on the related intangibles that OZ recorded in connection with the acquisition of the shares of MCE Holding Corporation in November 2000. In the quarter ended December 31, 2001, OZ recorded an $8,830,285 non-cash impairment loss on intangible assets as an operating expense in connection with both the cancellation of the Microcell agreements and the cancellation of the Ericsson development agreements in January 2002. In the quarter ending March 31, 2002, OZ will recognize $4.6 million in revenue from various specific development agreements with Microcell Labs Inc. that is currently reflected on the balance sheet as “deferred revenue,” record a $3.1 million non-cash impairment loss on intangible assets as an operating expense, eliminate $4.5 million of redeemable common stock and increase additional paid-in capital by a like amount, and allocate among common stock, paid-in capital and bad debt expense $750,000 that was due in November 2001 from Microcell Labs Inc. under the general co-operation and development agreement, but which was forgiven in connection with the return of 5,299,160 common shares of OZ as part of the amendments.

3. Property and Equipment

     Property and equipment at December 31 are comprised of:

	2000	2001

Buildings	$1,405,851	$1,049,521
Computer equipment and software	3,130,158	2,353,249
Furniture and leasehold improvements	1,006,539	1,291,765
Other equipment	84,225	287,497

	5,626,773	4,982,032
Less: accumulated depreciation	(1,747,612)	(2,098,939)

	$3,879,161	$2,883,093

     For the years ended December 31, 2000 and 2001 depreciation expense was $711,699 and $1,158,704, respectively. As a result of the Company’s recurring losses from operations and the termination of its development agreements with Ericsson and Microcell in January and February of 2002, respectively (see Note 2), during the fourth quarter of 2001 the Company recorded an impairment loss on property and equipment of $603,243 which is included in general and administrative expenses. The fair value of the impaired assets was determined based on quoted market prices and other valuation techniques.

4. Intangibles

     Intangible assets at December 31 are comprised of:

	2000	2001

Goodwill	$15,525,173	$6,694,888
License	888,889	888,889

	16,414,062	7,583,777
Less: accumulated amortization	(485,189)	(3,844,195)

	$15,928,873	$3,739,582

     As a result of the termination of development agreements with Ericsson and Microcell in January and February of 2002, respectively (see Note 2), the goodwill was considered to be partially impaired at December 31, 2001, and accordingly, the Company recorded a $8,830,285 impairment loss in the fourth quarter of 2001. The amount of the impairment loss was determined by comparing the carrying value of the intangible assets to their fair value at December 31, 2001. The fair value of the intangible assets was determined based on the net present value of the related cash flows expected to be received in the first quarter of 2002. The remaining balances of the goodwill and the license will be written off in the first quarter of 2002.

5. Accrued Liabilities

     Accrued liabilities are comprised of the following at December 31, 2000 and 2001:

	2000	2001

Accrued vacation	$439,326	$392,898
Other payroll liabilities	489,101	382,190
Other accrued liabilities	182,877	85,597

	$1,111,304	$860,685

6. Notes Payable

     The Company has entered into several long-term borrowing agreements with Icelandic lenders. At December 31, 2000 and 2001 the following borrowings were outstanding:

			Principal Outstanding
			at December 31,
	Annual
Lender	Interest Rate	Maturity Date	2000	2001

OZ Communications, Inc.:
Bunadarbanki Íslands hf(1)	6.85%	Dec. 15, 2021	$134,037	$119,446
Bunadarbanki Íslands hf(2)	7.35%	June 15, 2009	91,145	71,667
Osta-og smjorsalan sf(3)	6.00%	Oct. 1, 2022	225,815	191,649

OZ Communications, Inc. subtotal			450,997	382,762
SmartVR, Inc. subsidiary:
Gilding Fjarfestingarfelag (4)	8.00%	June 30, 2002	—	325,000
Talenta – Internet (4)	8.00%	June 30, 2002	—	325,000
John Drury, Chief Executive Officer of SmartVR, Inc. (4)(5)	8.00%	June 30, 2002	—	106,803

SmartVR, Inc. subtotal			—	756,803

Total notes payable			450,997	1,139,565
Current portion			21,476	775,941

Long-term portion			$429,521	$363,624

(1)	The bank note payable is denominated in Icelandic Krona (“ISK”) with an original principal balance of ISK 10 million. The original principal balance is adjusted monthly for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. The year end exchange rate between the ISK and the US dollar was 84.47 and 102.95 at December 31, 2000 and 2001, respectively. At December 31, 2000 and 2001, the adjusted principal balances are ISK 11,322,129 and ISK 12,296,918, respectively. Principal payments commence on July 15, 2009. Interest payments are made on a monthly basis.

(2)	The bank note payable is denominated in Icelandic Krona with an original principal balance of ISK 10 million. The original principal balance is adjusted annually for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. At December 31, 2000 and 2001 the adjusted principal balances are ISK 7,699,045 and ISK 7,378,149, respectively. Principal and interest payments are made monthly on a pro-rata basis of the remaining principal plus accrued interest balance.

(3)	Note payable is denominated in Icelandic Krona with an original principal balance of ISK 20 million. The original principal balance is adjusted annually for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. At December 31, 2000 and 2001, the adjusted principal balances are ISK 19,074,607 and ISK 19,730,337, respectively. Principal and interest payments are made annually on a pro-rata basis of the remaining principal plus accrued interest balance.

(4)	Original note dated February 12, 2001 was issued by the Company’s SmartVR, Inc. Subsidiary (“SmartVR”) and was contingently convertible to SmartVR preferred stock through February 28, 2002 in the event that SmartVR raised additional capital in a preferred stock financing. This did not occur. In November 2001, the note was amended whereby the holders may elect commencing March 1, 2002 to accrue interest at 10%, or to convert the unpaid principal amount of the note into common stock of SmartVR at $0.19 per share through June 30, 2002. The holders of the three notes have committed to provide up to a total of $950,000 in financing. The parent company, OZ Communications, Inc., is not liable for the repayment of these three notes.

(5)	Note was issued for employment services rendered at a prevailing market rate of compensation pursuant to an employment agreement. Maximum of $200,000 of services are to be provided in exchange for notes payable.

     Principal maturities of notes payable at December 31, 2001 are as follows:

Years ending December 31:
2002	$775,941
2003	19,138
2004	19,138
2005	19,138
2006	19,138
Thereafter	287,072

Total	1,139,565
Current portion	(19,138)

Long-term portion	$1,120,427

     Pursuant to the note agreements, the Company has pledged its buildings as collateral for several loans with Búnadarbanki Íslands hf. and Osta- og smjörsalan sf. The amount pledged at December 31, 2000 and 2001 approximates $687,000 and $863,000, respectively.

7. Preferred and Common Stock

     The Company is authorized to issue 275 million shares of $0.01 par value common stock and 25 million shares of $0.01 par value preferred stock. Twenty million shares of preferred stock are designated as Series A Preferred. The remaining five million shares of preferred stock have not yet been designated.

Series A Preferred Shares

     The Company is authorized to issue 20 million shares of Series A Preferred stock. On December 31, 2000 and 2001, 14,680,964 and 14,270,964 shares of Series A Preferred were issued and outstanding. In the event of liquidation, dissolution, winding up or merger of the Company, either voluntary or involuntary, the holders of the Series A Preferred shares retain liquidation preference over the common shareholders equal to $1.00 per share, as adjusted for stock splits, stock dividends and other recapitalizations. If there are sufficient proceeds to pay the holders of the Series A Preferred stock their liquidation preference in full, then the holders of common stock are entitled to be paid an amount equal to $0.50 per share (as adjusted). Thereafter, holders of preferred and common stock share equally in any remaining assets.

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

8. Net Loss Per Share

     Diluted net loss per share does not differ from basic net loss per share since potential common stock from the conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are, therefore, excluded from the calculation. Potentially dilutive securities not included in the diluted net loss per share calculation equivalent to 34.9 million and 30.4 million for the years ended December 31, 2000 and 2001, respectively, included preferred stock, stock options and warrants.

9. Employee Stock Option Plans

1995 Stock Option Plan

     In December 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”), under which the Company has now reserved up to 18,000,000 shares of common stock for issuance to all employees, except employees of the Company’s Swedish subsidiary, outside directors and certain consultants, as determined on a case-by-case basis. The Company has the ability to grant both incentive and supplemental stock options. Incentive stock options are issuable at an exercise price at least equal to the fair value of the Company’s shares of common stock at the date of grant. Supplemental stock options may be issued at prices as low as 85% of fair market value. Compensation expense is recorded for options granted at prices below fair market value on the date of grant. Both incentive and supplemental stock options have a maximum term of ten years.

     At December 31, 2001, the Company had 8,116,185 available shares to be granted under the 1995 Plan.

1998 Incentive Stock Option Plan

     In May 1998, the Company adopted the 1998 Incentive Stock Plan (the “1998 Plan”), under which the Company has reserved up to 2,000,000 shares of common stock. The 1998 Plan provides for grants to directors, executive officers and selected employees and consultants (“Participants”). Under this plan the Company may grant stock to Participants for which the Participant is not obligated to pay additional consideration (“Stock Award”) and may grant Participants the right to purchase a specified number of shares of common stock pursuant to a written agreement issued under the 1998 Plan (“Stock Purchase Offer”). Shares of common stock that Participants may receive as a Stock Award or under a Stock Purchase Offer may include restrictions on transfer, repurchase rights, rights of first refusal and forfeiture provisions. There is no restriction to the term of exercisability unless the employee terminates his employment. At December 31, 2001, there were 682,076 shares available to be granted under the 1998 Plan.

     A summary of options outstanding and activity under the 1995 and 1998 stock option plans is as follows:

			Weighted
			Average
	Number of	Price per	Exercise
	Shares	Share	Price

Outstanding at January 1, 1999	7,999,000	$0.10	$0.10
Options granted	2,736,000	0.10 — 1.20	0.93
Options exercised	(1,636,298)	0.10 — 1.18	0.22
Options forfeited	(1,721,436)	0.10 — 1.20	0.35

Outstanding at December 31, 1999	7,377,266	0.10 — 1.20	0.33
Options granted	2,240,000	1.175 — 1.25	1.21
Options exercised	(2,532,017)	0.10 — 1.20	0.18
Options forfeited	(859,417)	0.10 — 1.20	0.31

Outstanding at December 31, 2000	6,225,832	0.10 — 1.25	0.75
Options granted	1,371,250	0.50 — 2.30	0.85
Options exercised	(88,000)	0.10	0.10
Options forfeited	(1,650,432)	0.10 — 1.20	0.59

Outstanding at December 31, 2001	5,858,650	$0.10 — $2.30	$0.78

     Information regarding the stock options outstanding at December 31, 2001 is summarized below:

	Options Outstanding

			Option
		Remaining	Exercisable
	Shares	Life	Shares

$0.10	1,773,000	5.9 years	1,453,000
$0.50	1,055,000	8.0 years	371,666
$1.175	1,754,400	8.1 years	975,600
$1.20	155,000	7.6 years	64,000
$1.25	805,000	8.3 years	201,250
$2.00	293,750	3.0 years	293,750
$2.30	22,500	3.5 years	22,500

	5,858,650		3,381,766

     The Company recorded deferred compensation of $4,970,000 for options granted at less than fair value during 2000. This deferred compensation, net of cancellations, is being amortized ratably over the vesting period of the related options.

     The following information concerning the Company’s stock option plans is provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for the Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The fair value of options granted in 2000 and 2001 was estimated at the date of the grant using a Black-Scholes option pricing model. Weighted average assumptions used in determining the fair value of grants in 2000 and 2001, include a risk-free interest rate of 5.0% and 4.5%, respectively, and an expected life of five and one half years, expected volatility of 75% and expected dividend yields of zero.

     As a result of the above assumptions, the weighted average fair value of options granted in 2000 and 2001, was $2.85 and $0.31 per share, respectively.

     The pro forma net loss for the Company, for the years ended December 31, 2000 and 2001, following the provisions of SFAS 123, is $14,747,090 and $25,618,053, respectively. The pro forma net loss per share for the Company for the years ended December 31, 2000 and 2001, following the provisions of SFAS 123, is $0.20 and $0.28, respectively.

10. Warrants to Purchase Common Stock

     As of December 31, 2001, the Company had the following warrants outstanding that are fully vested:

Number of	Exercise Price	Expiration
Warrants	Per Share	Date

308,000	$0.55	(1)
80,000	$0.25	(2)

388,000

(1)	The warrants are held by unrelated parties and are exercisable until a sale of the Company’s shares of common stock pursuant to an effective registration statement under the Securities Act or a consolidation (as defined) or merger of the Company into another corporation.

(2)	The warrants are held by a former employee and are exercisable until the earlier of February 1, 2002 or immediately prior to completion of any consolidation (as defined) or merger of the Company. This warrant expired without being exercised.

11. Notes Receivable from Shareholders

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

     During 2000 the Company issued 160,000 shares of common stock in exchange for notes receivable in the amount of $189,500. During 2000 the Company received payments of $35,800 in exchange for 358,000 shares of common stock. At December 31, 2000 and 2001, notes receivable in the amount of $353,900 were outstanding for 514,000 shares of common stock.

12. Income Taxes

     The components of deferred income taxes at December 31, 2001 are as follows:

	December 31,

	2000	2001

Non-current deferred income tax assets:
Net operating loss carryforwards	$9,508,622	$13,966,574
Other	202,204	106,491

Total deferred income tax asset	9,710,826	14,073,065
Valuation allowance	(9,710,826)	(14,073,065)

	$—	$—

     Due to the uncertain nature of the ultimate realization of the above deferred tax asset, the Company has recorded a valuation allowance against deferred tax assets.

     At December 31, 2001 the Company has net operating loss carryforwards of approximately $34,800,000, $19,000,000 and $5,100,000 for federal, state and foreign income tax purposes, respectively. These carryforwards will expire from year 2002 through 2021.

13. Employee Benefit Plan

     The Company has a 401(k) defined contribution benefit plan covering all eligible employees. Company contributions to the plan may be made at the discretion of the Company. The Company has not made any contributions to the plan since its inception.

14. Segments

     The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. During the years ended December 31, 2000 and 2001, the Company operated in three operating segments: 1) development of software that enables the delivery of Internet-based services to mass-market wireless telephones, 2) the delivery of Internet-based services to mobile network operators and Internet businesses, and related consulting services and 3) the licensing of the Company’s core technologies to Ericsson and the licensing of the Company’s products to network operators and Internet businesses. The disaggregated information reviewed on a product basis by the CEO is as follows:

	Years Ended
	December 31

	2000	2001

Revenues:
Development	$7,724,249	$7,734,316
Client services	299,756	464,652
Licenses	279,880	236,572

Total revenues	$8,303,885	$8,435,540

     Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has sales operations in Reykjavik, Iceland to address the European markets and in San Diego to address the United States and Canadian markets. Geographic information for the Company is as follows:

	Revenues		Long lived assets

	2000	2001	2000	2001

North America	$7,393,299	$5,092,839	$16,294,741	$4,757,994
Europe (principally Iceland)	910,586	3,342,701	3,513,293	1,864,681

Total	$8,303,885	$8,435,540	$19,808,034	$6,622,675

     Ericsson Telecom AB and/or its affiliates (“Ericsson”) was the Company’s most significant customer during the years ended December 31, 2000 and 2001. Microcell Telecommunications Inc. and/or its affiliates (“Microcell”) was also a significant customer, accounting for payments to the Company in the amount of $1,750,000 and $2,250,000 for development services in the years ended December 31, 2000 and 2001. These payments from Microcell were not recognized as revenue because of the significant related party relationship between Microcell and the Company at the inception of the contract. See Note 2, which discusses the nature of the relationship with these customers.

15. Commitments and Contingencies

     The Company has entered into various noncancellable operating leases for office space. Future minimum lease payments under operating leases as of December 31, 2001 are as follows:

Years Ending December 31:
2002	$396,233
2003	395,141
2004	388,231
2005	353,676
2006	343,950
2007 - 2008	648,996

Total minimum lease payments	$2,526,227

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors

     The following table lists the members of the Board of Directors and provides their ages and positions with us as of February 28, 2002. Biographical information for each director is provided below.

Name	Age	Position

Gudjon Mar Gudjonsson	30	Director, Chief Visionary
Skuli Mogensen	33	Director, Chief Executive Officer
Stig-Arne Larsson	59	Director, Chairman of the Board
Jean-Marc Ferland	56	Director

     Gudjon Mar Gudjonsson, age 30, is our co-founder and our Chief Visionary. He has served as a director since December 1995. In 1990, he founded OZ, hf, our predecessor in Iceland. Mr. Gudjonsson has worked extensively in the computer software, communications and Internet industry over the last decade. He has served as a government consultant on various projects and was responsible for designing a future vision for the Ministry of Communication in Iceland in 1998.

     Skuli Mogensen, age 33, is our co-founder and our Chief Executive Officer. Mr. Mogensen has served as a director since December 1995. He has been involved in several successful ventures in Scandinavia and has extensive international business experience. Mr. Mogensen is responsible for our overall business development, investment banking, major partners, general strategy and tactical input in major contracts and key accounts.

     Stig-Arne Larsson, age 59, has served as a director since May 2000 and serves as the acting Chairman of the Board. He is currently the Chief Executive Officer of Sal Ventures AB, a telecom and information technology consulting firm. Previously, he was the Chief Executive Officer and Chief Financial Officer of Telia Group, the incumbent Swedish telecom operator, and Deputy Director General and Finance Director at Swedish Telecom Televerket. Mr. Larsson is also a member of the board of directors of TradeDoubler AB, Generic Systems AB, Secode AB, Svenska Brand AB and Castellum AB.

     Jean-Marc Ferland, age 56, has served as a director since November 2001. He is currently a Senior Partner of CDP Capital Technology Ventures, a venture capital company. Previously, Mr. Ferland was a Vice-President of Microcell Labs, Inc., a venture capital company, and President of DIGIFAX Communications, a telecommunications consulting firm, and President of Scotcomm Radio Inc., an exclusive distribution company for the mobile radio equipment division of NEC Japan. Mr. Ferland has a Bachelor of Economics (with honors), from the Université de Montréal, a management certificate from McGill University and an Executive Development diploma from the Harvard Business School.

Officers

     Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Executive Compensation.” There is no family relationship between any director or executive officer and any other director or executive officer. Our executive officers on February 28, 2002 were as follows:

Name	Age	Position

Skuli Mogensen	33	Chief Executive Officer
Gudjon Mar Gudjonsson	30	Chief Visionary
Skuli Valberg Olafsson	35	Chief Operating Officer
Fredrik Torstensson	37	Executive Vice President of Sales and Business Development
Jean Regnier	43	Chief Technology Officer
Jon L. Arnason	41	Secretary and Treasurer
Gilles Lapierre	42	Vice President; Managing Director, OZ Communications Co.

     Biographical information for Skuli Mogensen and Gudjon Mar Gudjonsson is provided above.

     Skuli Valberg Olafsson has been Chief Operating Officer since October 1999. Prior to joining us he was Assistant Managing Director at EJS hf, the largest systems integrator and solution developer in Iceland, specializing in banking, finance, and retail solutions and services. Mr. Olafsson serves as a director of Caoz hf and is a director of SmartVR, Inc. Both Caoz hf and SmartVR, Inc. are our subsidiaries. Mr. Olafsson holds a B.Sc. degree in Industrial and Systems Engineering from the University of Florida and has completed postgraduate studies in Total Quality Management and Process Engineering.

     Fredrik Torstensson has been Executive Vice President of Business Development and Sales since April 2000. Prior to joining us, Mr. Torstensson worked for six years for Ericsson, most recently as Director of Business Development for Ericsson Inc. He holds a Bachelor’s Degree in Engineering from the Chalmers University of Technology in Gothenburg, Sweden, and a Master’s Degree in International Management from the University of Texas.

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

     Jean Regnier has been Chief Technology Officer since January 2002. With more than 20 years of telecom experience with industry leaders such as Nortel and Microcell, Dr. Regnier is responsible for incorporating our technical expertise into marketable and profitable products. He holds a Ph.D. from the Massachusetts Institute of Technology, and has authored more than 20 patents and publications.

     Gilles Lapierre has been Vice President and Managing Director of OZ Communications Co. since November 2000. Prior to joining OZ Communications Co., Mr. Lapierre was Vice President, Network Operators, at Ericsson Canada in Montreal, QC. In this role, he was responsible for Ericsson’s business activities towards the Telesystem Group, and in particular working closely with Microcell. He also worked as Director of several product development, sales and marketing teams within Ericsson. In addition, Mr. Lapierre has held research and development positions at Consortel and Nortel Networks. Mr. Lapierre earned his Bachelor’s degree in Electrical Engineering and Master’s degree in Applied Science from Ecole Polytechnique in Montreal, QC.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon a review of reports received by us during or with respect to the year ended December 31, 2001 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, all required reports on Form 3, Form 4 and Form 5 were timely filed by our directors, officers and 10% stockholders, except that Gilles Lapierre was late filing a report on Form 5 and Andre Tremblay, a former director, and Jean Regnier did not file a Form 3.

Item 10. Executive Compensation

     Summary Compensation Table. The following table summarizes the annual and long-term compensation of, and stock options held by, our Chief Executive Officer and the four additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2001 (collectively, the “Named Officers”).

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

				Other Annual	Securities		LTIP	All Other
Name and Principal		Salary	Bonus	Compensation	Underlying	Restricted	Payouts	Compensation
Position	Year	($)	($)	($)(1)(2)	Options(#)	Stock Awards (#)	(#)	($)(3)

Skuli Mogensen	2001	147,984	0	12,039	0	0	0	9,169
Chief Executive Officer	2000	155,618	0	—	0	0	0	9,337
	1999	151,833	0	—	0	0	0	9,110
Gudjon Mar Gudjonsson	2001	123,718	0	24,335	0	0	0	7,671
Chairman of the Board,	2000	143,763	0	16,596	0	0	0	8,626
Chief Visionary	1999	151,833	0	—	0	0	0	7,940
Gilles Lapierre	2001	135,000	33,750	6,000	0	0	0	0
Vice President and	2000	67,500	22,386	3,000	200,000	0	0	0
General Manager	1999	—	—	—	—	—	—	—
Skuli Valberg Olafsson	2001	119,554	0	15,224	0	0	0	7,465
Chief Operating Officer	2000	114,783	0	14,541	0	0	0	6,887
	1999	25,937	0	3,067	400,000	0	0	1,556
Fredrik Torstensson	2001	202,000	0	0	0	0	0	0
Executive Vice	2000	242,693 (4)	0	0	500,200	0	0	0
President	1999	—	—	—	—	—	—	—
of Sales and Business Development

(1)	Includes perquisites and other personal benefits, securities or property received by the Named Officer unless the aggregate amount of such compensation is less than 10 percent of the total annual salary and bonus reported for the Named Officer.

(2)	Includes $5,744 in automobile benefits received in 2001 by Skuli Mogensen; $22,953 in automobile benefits received in 2001 and $13,696 in automobile benefits received in 2000 by Gudjon Mar Gudjonsson; and $12,307 in automobile benefits received in 2001, $4,541 in automobile benefits received in 2000 and $2,486 in automobile benefits received in 1999 by Skuli Valberg Olafsson.

(3)	Reflects contributions by us to a pension plan on behalf of the Named Officer in the amounts indicated.

(4)	Includes $83,693 in salary paid by OZCOM AB, our wholly owned subsidiary.

Option / SAR Grants In Last Fiscal Year

     The following table sets forth information regarding stock options granted to Named Officers during the fiscal year ended December 31, 2001.

Individual Grants

	Number of	Percent of Total
	Securities	Options Granted to	Exercise	Market Price of
	Underlying Options	Employees in Fiscal	Price Per	Underlying
Name	Granted (#)	2001(%)	Share	Security(1)	Expiration Date

Skuli Mogensen	—	—	—	—	—
Gudjon Mar Gudjonsson	—	—	—	—	—
Gilles Lapierre	200,000	14.8	$0.50	$0.50	12/31/09
Skuli Valberg Olafsson	—	—	—	—	—
Fredrik Torstensson	—	—	—	—	—

(1)	There is currently no public market for our common stock (i.e., bid and asked quotations at fixed prices, excluding “bid wanted” or “offer wanted” quotations, have not appeared regularly in any established trading system). The fair market value of the common stock on the date of grant is deemed to be the value used for accounting purposes to determine stock-based compensation.

Long-Term Incentive Plans

     No long-term incentive plan was in effect in 2001.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth the information noted for all exercises of options by the Named Officers during the fiscal year ended December 31, 2001 and the fiscal year end value of unexercised options.

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
	Shares		Options	Options
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable

Skuli Mogensen	—	—	—	—
Gudjon Mar Gudjonsson	—	—	—	—
Gilles Lapierre	—	—	83,333/116,667	$0/$0 (1)
Fredrik Torstensson	—	—	133,334/300,066	$0/$0 (2)
Skuli Valberg Olafsson	—	—	266,667/133,333	$0/$0 (2)

(1)	The exercise price of these options is $0.50. The fair market value of the common stock underlying these options on December 31, 2001 was approximately $0.10 per share, which reflects management’s estimate of the fair market value relying on an independent valuation as of February 1, 2002 and events and market changes prior to that date.

(2)	The exercise price of these options is $1.175. The fair market value of the common stock underlying these options on December 31, 2001 was approximately $0.10 per share, which reflects management’s estimate of the fair market value relying on an independent valuation as of February 1, 2002 and events and market changes prior to that date.

Employment Contracts

     Skuli Mogensen entered into an employment contract with us in October 1998, which was automatically extended by its terms and is now effective until January 2003. The contract provides for an initial annual salary of $132,000, with a yearly 5% increase and a yearly cost of living adjustment, and an annual bonus based on increases in revenues from the previous year, with the bonus capped at 100% of salary. Under the contract, Mr. Mogensen receives standard expatriation benefits. If Mr. Mogensen is terminated without cause, he will receive a twelve-month continuation of salary and benefits and a pro rata portion of his annual bonus. The contract includes a non-competition provision.

     Gudjon Mar Gudjonsson entered into an employment contract with us in October 1998, which was automatically extended by its terms and is now effective until January 2003. The contract provides for an initial annual salary of $132,000, with a yearly 5% increase and a yearly cost of living adjustment, and an annual bonus based on increases in revenues from the previous year, with the bonus capped at 100% of salary. Under the contract, Mr. Gudjonsson receives standard expatriation benefits. If Mr. Gudjonsson is terminated without cause, he will receive a twelve-month continuation of salary and benefits and a pro rata portion of his annual bonus. The contract includes a non-competition provision.

     Gilles Lapierre entered into an employment contract with us in September 2000, which is effective until October 2, 2003. The contract provides for an initial salary of $135,000 with a bonus capped at 100% of salary, 200,000 options vesting in three years, and use of an automobile. If Mr. Lapierre’s employment is terminated for other than “cause,” he will receive 12 months of salary plus his nominal incentive bonus (50% of base salary). All other benefits will terminate at the date of Mr. Lapierre’s termination of employment. He also signed an agreement containing confidentiality and assignment of intellectual property rights provisions.

     Jean Regnier entered into an employment contract with us in December 2001. The contract provides for an initial salary of $103,406 with a bonus capped at 75% of salary, 140,000 options vesting in three years. If Mr. Regnier’s employment is terminated for other than “cause,” he will receive four months of salary. All other benefits will terminate at the date of Mr. Regnier’s termination of employment. He also signed an agreement containing confidentiality and assignment of intellectual property rights provisions.

     Skuli Valberg Olafsson entered into an employment contract with us in September 1999, which provides that he will receive an annual salary of $128,571, 400,000 options vesting during the subsequent 3 years, and use of an automobile. If Mr. Olafsson’s employment is terminated, he will receive six months base salary. All other benefits will terminate as of the date of Mr. Olafsson’s termination of employment. The contract contains confidentiality and assignment of intellectual property rights provisions.

     Fredrik Torstensson entered into an employment contract with us in March 2000. This agreement was amended in November 2000. As amended, the agreement provides that he will receive an annual salary of $202,000, 400,000 options that vest during the subsequent three years, a bonus program based on revenue objectives, an automobile allowance, and relocation benefits. We also granted 100,200 options that will terminate unless he reaches specified revenue goals in 2001 and 2002. These goals were not achieved in 2001 and a portion of the 100,200 options was terminated. If we terminate Mr. Torstensson’s employment without “cause,” or he resigns for a “good reason,” as those terms are defined in his agreement, he will be entitled to a 12-month continuation of his salary and vesting of his options that are not tied to revenue goals. All other benefits will terminate as of the date of Mr. Torstensson’s termination of employment. He has also signed an agreement containing confidentiality and assignment of intellectual property rights provisions.

Director Compensation

     Commencing in 2002, each outside director will be compensated by quarterly cash payments totaling $15,000 per year for service on the board of directors and an additional $5,000 for each committee on which the director serves. In addition, each outside director will receive a supplemental stock option to purchase up to 100,000 shares of common stock, which will vest over three years. The chairman will receive $25,000 per year, plus $5,000 for each committee on which he serves and a supplemental stock option to purchase up to 150,000 shares of common stock, which will vest over three years. The outside directors also will receive reimbursement of their expenses associated with the performance of their duties and 2.5% of any capital investment that they source in a transaction that does not involve investment banker fees or other third-party commission arrangements. There was no standard director compensation arrangements or any director compensation in 2001.

Stock Option Plans

1995 Stock Option Plan

     Eighteen million shares of the Company’s Common Stock are reserved for issuance under our 1995 Stock Option Plan (the “1995 Plan”). Options granted under the 1995 Plan may be “incentive stock options” as defined in Section 422 of the Code, or nonqualified options. Under the terms of the Plan, incentive stock options may be granted only to our key employees. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to a person who owns more than 10% of the total combined voting power of all classes of our capital stock or any of our affiliates). The Code and the 1995 Plan limit the options first becoming exercisable in any calendar year which are treated as incentive stock options to options covering $100,000 of aggregate value (determined as of the date of the grant of the options) of Common Stock; options first becoming exercisable in any calendar year in excess of this limit are treated as nonqualified stock options. Nonqualified options may be granted under the 1995 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant, or, if the grant is to a person who owns more than 10% of the total combined voting power of all classes of our capital stock or any of our affiliates, not less than 110% of the fair market value of the Common Stock as of the date of grant. The purchase price of stock acquired may be paid in cash or, at the discretion of the Committee, in Common Stock or through a deferred payment or other arrangement. We may require an optionee to give written assurances with respect to the optionee’s business experience and investment purposes if required under the then applicable securities laws before exercising an option. If provided by the terms of the option, the optionee may satisfy tax-withholding obligations relating to the exercise of options by a cash payment or the withholding or delivery of Common Stock with a fair market value equal to the obligations.

     Unless otherwise provided in the applicable stock option agreement, upon termination of employment of an optionee, all options that were then exercisable will terminate three months (twelve months in the case of termination by reason of disability and eighteen months in the case of death) after the termination of employment. Upon an optionee’s leave of absence, we may decide that such leave will be treated as a termination for the purposes of determining the termination date of the options or may suspend the vesting of the options.

     Options granted under the 1995 Plan may not be exercised more than ten years after the grant (five years after the grant if the grant is an option to a person who owns more than 10% of the total combined voting power of all classes of our capital stock or any of our affiliates). Options granted under the 1995 Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death (or, in the case of nonqualified options, a transferee pursuant to a qualified domestic relations order). Shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

     The 1995 Plan may be administered by the Board of Directors or in the Board’s discretion by a committee designated by the Board. The Compensation Committee of the Board currently administers the 1995 Plan. The 1995 Plan is effective for ten years, unless sooner terminated or suspended.

1998 Incentive Stock Plan

     Two million shares of Common Stock are reserved for issuance under our 1998 Incentive Stock Plan (the “1998 Plan”). The Plan is administered by the Board of Directors, which may delegate administration to a committee (in both cases, the “Committee”). The Compensation Committee of the Board currently administers the 1998 Plan. Under the 1998 Plan, the Committee may grant stock to directors, executive officers and selected employees (“Participants”) for which the Participant is not obligated to pay additional consideration (“Stock Award”) and may grant Participants the right to purchase a specified number of shares of Common Stock pursuant to a written agreement issued under the 1998 Plan (“Stock Purchase Offer”). Shares of Common Stock that Participants may receive as a Stock Award or under a Stock Purchase Offer may include restrictions on transfer, repurchase rights, rights of first refusal and forfeiture provisions as the Committee may determine. Under certain Stock Purchase Offers, we may issue shares of Common Stock to employees upon the receipt of a note receivable from the employee. The note receivable is secured by the shares of Common Stock, does not have a maturity date and is interest free. Upon termination any amount unpaid is settled through receipt of the original shares issued. The 1998 Plan will terminate in 2008, unless terminated earlier by the Board of Directors. As of February 28, 2002 no option to purchase shares of Common Stock was outstanding under the 1998 Plan, 1,317,924 shares had been granted as incentive stock under the 1998 Plan, and 682,076 shares remained available for future grants under the 1998 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following tables set forth the number of shares and percentage of our outstanding Common Stock and Series A Preferred stock beneficially owned as of February 28, 2002, by each person known to our Board of Directors to be the beneficial owner of 5% or more of the outstanding shares of our Common Stock and/or Series A Preferred stock, each Director, each Executive Officer, and all Directors and Executive Officers as a group.

COMMON STOCK

	As of February 28, 2002

			Shares Acquirable
	Shares Beneficially		Within 60	Percentage of All
Name and Address of Beneficial Owner	Owned		Days(1)(2)	Common Stock(3)

Titan Holdings, S.A., Skuli Mogensen (4)	18,597,000	(5)	0	21.86%
Ozone Ventures, S.A., Gudjon Mar Gudjonsson (4)	34,597,000	(6)	100,000	40.73%
Telefonaktiebolaget LM Ericsson, Ericsson Holding International B.V., Ericsson Canada Inc., Ericsson Inc., LM Ericsson Holding AB, Ericsson Holding II Inc. (7)	5,069,271	(8)	20,104,862	23.93%
Microcell Telecommunications Inc., Microcell Capital II Inc.(9)	6,106,700	(10)	0	7.18%
Jean Marc Ferland (9)	0		0	0%
Stig-Arne Larsson (11)	0		25,000	0.03%
Skuli Valberg Olafsson (4)	5,390	(12)	266,667	0.32%
Jon L. Arnason (4)	71,412		110,000	0.21%
Fredrik Torstensson (13)	0		266,668	0.31%
Gilles Lapierre (14)	0		100,000	0.12%
Jean Regnier (15)	0		15,000	0.02%
All executive officers and directors as a group (9 persons)	53,270,802		935,001	63.01%

(1)	Includes 25,000 that could be exercised by Stig-Arne Larsson, 266,667 shares that could be purchased by Skuli Valberg Olafsson, 110,000 shares that could be purchased by Jon L. Arnason, 266,668 shares that could be purchased by Fredrik Torstensson, 15,000 shares that could be purchased by Jean Regnier and 100,000 shares that could be purchased by Gilles Lapierre by exercise of options available on February 28, 2002 or within 60 days thereafter.

(2)	Includes 50,000 and 10,052,431 shares of Series A Preferred stock of which each share are convertible into two shares of common stock by Ozone Ventures and Ericsson Inc., respectively, as of February 28, 2002.

(3)	Options that are currently exercisable or exercisable within sixty days and/or shares of Series A Preferred stock are deemed to be shares of Common Stock, outstanding and beneficially owned by the person holding such options and/or Series A Preferred stock, for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Shareholder is at the following address: Snorrabraut 54, IS-105, Reykjavik, Iceland.

(5)	Titan Holdings, S.A., a Luxembourg holding company 100% owned by Skuli Mogensen, is the record owner of the 18,597,000 shares beneficially owned by Mr. Mogensen. The number of shares indicated does not include 34,697,000 shares of common stock beneficially owned by Mr. Gudjonsson and 6,106,700 shares of common stock beneficially owned by Microcell Capital II Inc. (“Microcell Capital”), who, together with Mr. Mogensen, may constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 by virtue of the Shareholder Agreement dated November 8, 2000 between us, Skuli Mogensen, Gudjon Mar Gudjonsson and Microcell Capital (“Shareholder Agreement”), which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors at the 2002 annual meeting of the shareholders. Does not include 34,697,000 shares of common stock beneficially owned by Mr. Gudjonsson and 25,174,133 shares of Common Stock beneficially owned by Ericsson Inc., who, together with Mr. Mogensen, may constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement dated February 4, 1999 between us, Skuli Mogensen, Gudjon Mar Gudjonsson, OZ Holdings LLC and Ericsson Inc., as amended (“Shareholder Rights Agreement”), which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors. Titan Holdings and Mr. Mogensen disclaim beneficial ownership of the shares beneficially owned by Mr. Gudjonsson, Microcell Capital or Ericsson Inc. As of December 31, 2001, discussions were underway between Titan Holding SA and Landsbanki Islands hf., an Icelandic commercial bank, regarding the sale of 5,000,000 shares to Pallium International Ltd., a holding company based in the British Virgin Islands, and the subsequent purchase by Landsbanki Investor hf., a subsidiary of Landsbanki Islands hf. As of April 10, 2002, the proposed transaction is pending notice from Microcell Capital regarding its participation rights under the Shareholder Agreement and Ericsson Inc. regarding its participation rights under the Shareholder Rights Agreement.

(6)	Ozone Ventures, S.A., a Luxembourg holding company 100% owned by Gudjon Mar Gudjonsson, is the record owner of the 34,597,000 shares beneficially owned by, and the 100,000 shares acquirable within 60 days by, Mr. Gudjonsson. The number of shares indicated does not include 18,597,000 shares of common stock beneficially owned by Mr. Mogensen and 6,106,700 shares of common stock beneficially owned by Microcell Capital, who, together with Mr. Gudjonsson, may constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 by virtue of the Shareholder Agreement, which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Microcell Capital to our board of directors at the 2002 annual meeting of the shareholders. Does not include 18,597,000 shares of Common Stock beneficially owned by Mr. Mogensen and 25,174,133 shares of Common Stock beneficially owned by Ericsson Inc., who, together with Mr. Gudjonsson, may constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement, which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors. Ozone Ventures and Mr. Gudjonsson disclaim beneficial ownership of the shares beneficially owned by Mr. Mogensen, Microcell Capital or Ericsson Inc.

(7)	Telefonaktiebolaget LM Ericsson and LM Ericsson Holding AB are at the following address: Telefonvagen 30, SE-12625 Stockholm, Sweden. Ericsson Holding International B.V. is at the following address: Ericsson Straat #2, P.O. Box 8, NL-5120 AA, Rijen, Netherlands. Ericsson Canada Inc. is at the following address: 8400 Decarie Blvd., Town of Mount-Royal, Quebec, Canada H4P 2N2. Ericsson Inc. and Ericsson Holding II Inc. are at the following address: 740 East Campbell Road, Richardson, Texas 75083.

(8)	As disclosed in the Schedule 13D filed on December 7, 2000, each of the named entities is the beneficial owner of the 5,069,271 shares of common stock owned directly by Ericsson Canada Inc. and the 10,052,431 shares of Series A Preferred stock owned directly by Ericsson Inc., which are convertible into 20,104,862 shares of common stock as of February 28, 2002. Does not include 34,697,000 shares of common stock beneficially owned by Mr. Gudjonsson and 18,597,000 shares of common stock beneficially owned by Skuli Mogensen, who, together with Ericsson Inc., may constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act by virtue of the Shareholder Rights Agreement, which provides that Mr. Mogensen and Mr. Gudjonsson will vote a sufficient number of shares to elect a nominee of Ericsson Inc. to our board of directors.

(9)	Shareholder is at the following address: 1000, de la Gauchetiére Street West, 25th Floor, Montreal, Quebec H3B 4W5.

(10)	Based on the Schedule 13D/A filed on March 15, 2002, Microcell Telecommunications Inc. is a beneficial owner of the 6,106,700 shares of common stock owned directly by Microcell Capital, a wholly-owned subsidiary of Microcell Telecommunications Inc. As disclosed in the 13D/A, Microcell Telecommunications Inc. and Microcell Capital believe that they are no longer a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act with Mr. Mogensen and Mr. Gudjonsson by virtue of the February 28, 2002 amendment to the Shareholder Agreement.

(11)	Shareholder is at the following address: Lonnv 31B, 13552, TYRESO, Sweden.

(12)	Includes 5,390 shares owned by Mr. Olafsson’s family of which Mr. Olafsson disclaims beneficial ownership.

(13)	Shareholder is at the following address: 2369 Montgomery Avenue, Cardiff, California 92007.

(14)	Shareholder is at the following address: 193 Val Chenaie, Rosemere, Québec, Canada J7A 4B5.

(15)	Shareholder is at the following address: 11 Dussault, Laval, Québec, Canada H7N 3J9.

SERIES A PREFERRED STOCK

	As of February 28, 2002

	Shares		Shares Acquirable	Percentage of All
Name and Address of Beneficial Owner	Beneficially Owned		Within 60 Days	Preferred Stock

Titan Holdings, Skuli Mogensen	0		0	0%
Ozone Ventures, Gudjon Mar Gudjonsson	50,000	(1)	0	0.35%
Telefonaktiebolaget LM Ericsson, Ericsson Holding International B.V., Ericsson Canada Inc., Ericsson Inc., LM Ericsson Holding AB, Ericsson Holding II Inc.	10,052,431	(2)	0	70.4%
Microcell Telecommunications Inc.	0		0	0%
Microcell Capital II Inc.	0		0	0%
Stig-Arne Larsson	0		0	0%
Jean Marc Ferland	0		0	0%
Skuli Valberg Olafsson	0		0	0%
Jon L. Arnason	0		0	0%
Fredrik Torstensson	0		0	0%
Gilles Lapierre	0		0	0%
Jean Regnier	0		0	0%
All executive officers and directors as a group (9 persons)	50,000		0	0.35%

(1)	Ozone Ventures, a Luxembourg holding company 100% owned by Gudjon Mar Gudjonsson is the record owner of the 50,000 shares beneficially owned by Mr. Gudjonsson.

(2)	As disclosed in the Schedule 13D filed on December 7, 2000 each of the named entities is the beneficial owner of the 10,052,431 shares of Series A Preferred stock owned by Ericsson Inc.

Item 12. Certain Relationships and Related Transactions

     Directors. Skuli Mogensen borrowed $70,000 on December 27, 2001. The loan accrued interest at a rate of 6% per annum. The loan (including accrued interest) was repaid in full in March, 2002. Messrs. Mogensen and Gudjonsson are also parties to the shareholder rights agreement and the shareholder agreement described below.

     Ericsson. On November 1, 2000 we signed a general co-operation and development agreement with Ericsson that superseded an earlier agreement of the same name dated February 1999. The agreement set a framework for our cooperation in the area of Internet-based technologies, applications and services. Two specific development projects were structured under various specific agreements under the general co-operation and development agreement. These projects covered the co-development of iPulse™ with Ericsson Radio Systems AB and the development of 3G applications for Ericsson Canada Inc. We entered into a value-added license distribution agreement with Ericsson on November 1, 2000, which gave us unrestricted perpetual rights to offer iPulse™ as a hosted service to our mPresence™ customers in exchange for royalties. Pursuant to the mPresence™ agency agreement also concluded with Ericsson on November 1, 2000, we granted Ericsson a nonexclusive right to promote our mPresence™ framework and our value-added services. Pursuant to the iPulse™ agency agreement also concluded with Ericsson on November 1, 2000, we obtained a nonexclusive right to promote iPulse™.

     On January 24, 2002 we entered into an agreement with Ericsson ending more than three years of cooperation with Ericsson to develop and market the iPulse software. Under the terms of the agreement Ericsson agreed to pay us an aggregate of $6 million prior to the end of the quarter ending March 31, 2002 and irrevocably (a) assigned to us an equal and undivided share of its right, title and interest in and to (i) the iPulse software, including source and object code, (ii) the “iPulse” trademark, and (b) granted to us a worldwide and perpetual license for all purposes to all other intellectual property rights contained in and related to the iPulse software, including any patent rights, copyrights, rights to photographs, design rights, technical documentation and any other industrial and intellectual property rights contained in the source and object code. The agreement expressly terminates all other contracts with Ericsson except for the shareholder rights agreement made and entered into as of February 4, 1999 with Ericsson Inc. and certain of our shareholders.

     Pursuant to a warrant and stock purchase agreement entered into in February 1999, Ericsson, Inc. invested $13.1 million in us in exchange for 10,052,431 shares of Series A Preferred stock. Under a shareholders rights agreement entered into in February 1999, Ericsson, Inc. and certain holders of our securities have the right to require registration of our securities under the Securities Act, subject to terms and conditions set forth in the agreement. In addition, until we effect a public offering of our securities, each party to the shareholder rights agreement has the right of first refusal with respect to any proposed transfer of our securities by another party other than a transfer to an affiliate (as defined in the agreement); provided, however, that the first 1,000,000 shares transferred by Skuli Mogensen and Gudjon Mar Gudjonsson is not subject to the right of first refusal and shares held by a former affiliate of a party to the shareholder rights agreement shall become subject to the right of first refusal at the time of the transaction by which the affiliate loses its affiliate status. Upon notice by the transferor stating the purchase price and terms of the third-party offer to purchase the shares, the other parties have the right for a period of ten days to elect to purchase a pro rata portion of the offered shares. If none of the parties elects to purchase the shares, the transferor may sell the shares to a third-party purchaser.

     If we sell shares of common stock or preferred stock or options, warrants or other rights convertible or exercisable into shares of common stock or preferred stock at any time until a public offering, each party to the shareholder rights agreement has the right to purchase its pro rata portion of the number of securities offered for sale. However, the parties shall not have this right with respect to an issuance or sale of securities:

•	in connection with a stock split;

•	issuable to our employees, consultants or agents directly or through an equity incentive arrangement, not to exceed in the aggregate 10% of the outstanding capital stock as of February 4, 1999;

•	issuable or issued upon conversion of our preferred stock or warrants, rights or other securities convertible for common stock or preferred stock;

•	issuable or issued in connection with the acquisition of all or substantially all of the stock or assets of a person or entity; and

•	issuable or issued to a strategic investor that is not a competitor to us or Ericsson, not to exceed 20% of the outstanding capital stock as of February 4, 1999.

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

     Transactions with Ericsson and Microcell. On November 8, 2000, we completed an acquisition of all of the outstanding voting capital stock of MCE Holding Corporation. MCE Holding Corporation was a strategic alliance of Microcell and Ericsson formed to hold all of the issued and outstanding capital stock of 3044016 Nova Scotia Company, a company based in Montreal, Canada, which was formed to develop mobile Internet applications for network operators in Canada. The name of 3044016 Nova Scotia Company was changed to OZ.COM Canada Company following the closing of the transaction, and later to OZ Communications Co. The transaction was closed pursuant to two share exchange agreements dated November 8, 2000 between us and each of Microcell and Ericsson as the former stockholders of MCE Holding Corporation.

     The acquisition was structured as a stock-for-stock exchange in which we issued an aggregate of 16,475,131 shares of our common stock to Microcell and Ericsson in exchange for all of the issued and outstanding stock of MCE Holding Corporation. Total consideration given, including direct acquisition costs, aggregated approximately $18.4 million. We have accounted for the acquisition using the purchase method of accounting. MCE Holding Corporation and 3044016 Nova Scotia Company had no operations prior to the acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired amounted to approximately $16.4 million, with $15.5 million attributable to goodwill and $0.9 million attributable to a fully paid-up iPulse™ 1.5 license for the benefit of Microcell and its affiliates. We have been amortizing the goodwill on a straight-line basis over an estimated useful life of five years and the iPulse™ 1.5 license on a straight-line basis over an estimated useful life of 3.5 years. The acquired assets consist of licensed technology and cash to be used in the business of developing and marketing Internet application technology for wireless service providers. In the quarter ended December 31, 2001, we will record an $8.9 million non-cash impairment loss on these intangible assets as an operating expense in connection with both the amendments of the Microcell agreements in February 2002 and the cancellation of the Ericsson development agreements in January 2002.

     Pursuant to an amendment to the share exchange agreement dated as of February 28, 2002, we are no longer obligated to repurchase the shares of our stock held by Microcell as was set forth in the shareholder rights agreement.

     In connection with the acquisition, we entered into a shareholder agreement dated November 8, 2000 with Microcell and two of our directors and officers, Skuli Mogensen and Gudjon Mar Gudjonsson. This agreement gives Microcell the right to participate in any sales of our shares by either Mr. Mogensen or Mr. Gudjonsson and, with some exceptions, to purchase pro rata shares of our securities offered by us. In addition, Messrs. Mogensen and Gudjonsson have agreed to vote a sufficient number of our shares to enable a nominee of Microcell to sit on our board of directors. Pursuant to an amendment to the shareholder agreement dated as of February 28, 2002 Messrs. Mogensen’s and Gudjonsson’s agreement to vote for a nominee of Microcell will terminate after the 2002 annual meeting of the shareholders.

     Microcell. In connection with the acquisition, OZ Communications Co. entered into a general co-operation and development agreement with Microcell on November 8, 2000 pursuant to which Microcell agreed to use OZ Communications Co. as its preferred development resource for development work and consulting services in the field of wireless Internet applications. Under the terms of the agreement, Microcell committed to purchasing $9 million in consulting and development services and technology licenses during the three-year term of the agreement. OZ Communications Co. also concluded a specific development and consulting agreement with Microcell on November 8, 2000 pursuant to which OZ Communications Co. granted to Microcell a non-exclusive, non-transferable, non-revocable license to use iPulse™ 1.5 on certain terms and conditions, and three other specific agreements relating to other development or consulting projects.

     As a result of the level of Microcell’s ownership in us at the inception of the agreements with Microcell, all payments received from Microcell under such agreements were not immediately recognizable as revenue according to generally accepted accounting principles. In the year ended December 31, 2001, we received payments of $2.25 million for development services under the specific development and consulting agreement that was not recognized as revenue. The expenses associated with our performance of this work have been recognized as research and development expenses, and the payments from Microcell for the work performed have been characterized as deferred revenues on our balance sheet. We will recognize all of the deferred revenues as current revenues at the termination of the development agreements in the quarter ended March 31, 2002.

     On February 28, 2002 we and OZ Communications Co. entered into a series of amending agreements with Microcell Labs Inc. and Microcell Capital II Inc. Under the terms of the agreements the parties have terminated all specific development agreements between the parties, terminated Microcell’s agreement to use us as its preferred development resource in the field of wireless Internet messaging services, terminated Microcell’s right to require us to redeem Microcell’s shares of our common stock, terminated Microcell’s obligation to pay minimum quarterly payments of $750,000 for development services, and replaced the license of Ericsson’s iPulse 1.5 with a license of the OZ® Instant Communications Platform. The new license is conditioned upon the purchase by Microcell Labs Inc. of annual support and maintenance contracts from us, but is otherwise royalty-free for the first three years and incremental capacity required after the initial three-year period will be purchased separately at competitive prices and terms. In addition, the parties modified a shareholder agreement to change certain participation rights of Microcell and to provide that the obligation of certain of our shareholders to vote a sufficient number of shares to elect Microcell’s designee as a director is applicable only to the election of directors held at our 2002 annual shareholders meeting. In partial consideration for our agreement to make the amendments, Microcell has surrendered to us 5,299,160 shares of our common stock for cancellation.

Item 13. Exhibits, Lists, and Reports on Form 8-K

     (a)  Documents to be filed as part of this Annual Report on Form 10-K

Exhibit
Number	Description

2.1	Share Exchange Agreement between the Registrant and Microcell Capital II Inc. dated as of November 8, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
2.2	Share Exchange Agreement between the Registrant and Ericsson Canada Inc. dated as of November 8, 2000 (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
2.3	Share Transfer Agreement between Microcell Capital II Inc. and Registrant dated as of February 28, 2002 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
3.2	Certificate of Ownership filed November 28, 2001 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on February 19, 2002)
3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
10.1	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.2	1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.3	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.4	Employment Agreement between the Registrant and Skuli Mogensen dated as of October 15, 1998 (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.5	Employment Agreement between the Registrant and Gudjon Mar Gudjonsson dated as of October 15, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.6	Employment Agreement between the Registrant and Robert Quinn dated as of April 1, 2000 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB/A (file number 000-30701) filed on July 24, 2000)
10.7	Employment Agreement between the Registrant and Skuli Valberg Olafsson dated as of September 1999 (incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)

Exhibit
Number	Description

10.8	Employment Agreement between the Registrant and Fredrik Torstensson dated as of March 17, 2000 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
10.9	Amendment to Employment Agreement between the Registrant and Fredrik Torstensson dated as of November 30, 2000 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
10.11	General Co-operation and Development Agreement between the Registrant and Ericsson Telecom AB dated as of February 4, 1999 (incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.12	Specific Co-operation and Development Agreement between the Registrant and Ericsson Telecom AB for Communities and Link dated as of February 4, 1999 (incorporated by reference to Exhibit 10.10 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.13	Value Added Reseller Agreement between the Registrant and Ericsson Telecom AB dated as of February 4, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.14	Shareholder Rights Agreement among the Registrant, Gudjon Mar Gudjonsson, Skuli Mogensen, Ericsson Inc. and OZ Holdings LLC dated as of February 4, 1999 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB/A (file number 000-30701) filed on July 24, 2000)
10.15	General Co-operation and Development Agreement between the Registrant and Ericsson Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.16	Specific Co-operation and Development Agreement between Ericsson Canada Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.17	Value-added Distribution License Agreement between the Registrant and Ericsson Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.18	General Co-operation and Development Agreement between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.19	Specific Development and Consulting Agreement between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.20	Assignment of Right to Sublicense Use of Software between MCE Holding Corporation and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.21	mPresence Agency Agreement between the Registrant and Ericsson Radio Systems AB dated as of

Exhibit
Number	Description

November 1, 2000 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.22	Shareholder Agreement among the Registrant, Gudjon Mar Gudjonsson, Skuli Mogensen and Microcell Capital II Inc. dated as of November 8, 2000 (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.23	Shareholder Agreement among the Registrant, Gudjon Mar Gudjonsson, Skuli Mogensen and Ericsson Canada dated as of November 8, 2000 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.24	iPulse Agency Agreement between the Registrant and Ericsson Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on approximately August 9, 2001)
10.25	Amendment Number One to Shareholder Rights Agreement between the Registrant and Ericsson, Inc. dated as of October 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on November 21, 2000)
10.26	Specific Co-Operation and Development Agreement (II) between Registrant and Microcell Labs Inc. dated as of March 9, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB (file number 000-30701) filed on August 14, 2001)
10.27	Specific Co-Operation and Development Agreement No. 3 between Registrant and Microcell Labs Inc. dated as of September 27, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB (file number 000-30701) filed on November 14, 2001)
10.28	Specific Co-Operation and Development Agreement No. 4 between Registrant and Microcell Labs Inc. dated as of September 27, 2001(incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB (file number 000-30701) filed on November 14, 2001)
10.29	Specific Agreement No. 5 (OZ Instant Communications Platform License) between Microcell Labs Inc. and OZ Communications Co. dated as of February 28, 2002 (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
10.30	Agreement among Registrant, Ericsson Radio Systems AB, Ericsson Telecom AB, Ericsson Inc. and Ericsson Canada Inc. dated as of as of January 28, 2002 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on February 19, 2002)
10.31	Amending Agreement between Microcell Labs Inc. and OZ Communications Co. dated as of February 28, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
10.32	Amending Agreement to a Share Exchange Agreement between Microcell Capital II Inc. and Registrant dated as of February 28, 2002 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
10.33	Amending Agreement among Microcell Capital II Inc., Gudjon Mar Gudjonsson, Skuli Mogensen and Registrant dated as of February 28, 2002 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registrant’s

Exhibit
Number	Description

Registration Statement on Form 10-SB/A (file number 000-30701) filed on July 24, 2000)

Copies of exhibits are available to shareholders upon request at a charge of $10.00 per document to cover the reasonable costs of printing and mailing the document. Requests should be made to Jon L. Arnason, OZ.COM, Snorrabraut 54, IS-105 Reykjavik, Iceland.

(b)  Reports on Form 8-K

Report on Form 8-K filed on February 19, 2002, which reported (1) under Item 5 of Form 8-K the change of Registrant’s name to OZ Communications, Inc. and (2) under Item 5 of Form 8-K the execution by Registrant, OZ Communications Co., Skuli Mogensen and Gudjon Gudjonsson, as appropriate and five Ericsson affiliates in January 2002 of an Agreement, which terminated all pending agreements between Registrant and the parties, with the exception of the Shareholders Rights Agreement among Registrant, Skuli Mogensen, Gudjon Gudjonsson and Ericsson Inc. The Agreement also provides for a total of $6 million in cash payments to the Registrant and an assignment to Registrant of an equal and undivided share in the iPulse™ technology (as more particularly described in the Agreement).

Report on Form 8-K filed on March 18, 2002, which reported under Item 5 of Form 8-K the execution by Registrant, OZ Communications Co, Skuli Mogensen and Gudjon Gudjonsson, as appropriate, and Microcell Labs, Inc. and Microcell Capital II, Inc., as appropriate, of Amending Agreements amending the general co-operation and development agreement, share exchange agreement and shareholders agreement, terminating all pending specific agreements, a Share Transfer Agreement pursuant to which Microcell Capital II, Inc. surrendered 5,299,160 shares of Registrant’s common stock and a new Specific Agreement granting a license to Microcell to use the OZ ICS and two complementary applications.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2002	OZ COMMUNICATIONS, INC., a California Corporation By: /s/ SKÚLI MOGENSEN Skuli Mogensen

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SKULI MOGENSEN Skuli Mogensen	Director and Chief Executive Officer (principal executive officer)	April 11, 2002

/S/ JON L. ARNASON Jon L. Arnason	Vice President, Finance (principal financial and accounting officer)	April 11, 2002

/S/ GUDJON MAR GUDJONSSON Gudjon Mar Gudjonsson	Chief Visionary and Director	April 11, 2002

/S/ JEAN-MARC FERLAND Jean-Marc Ferland	Director	April 11, 2002

/S/ STIG-ARNE LARSSON Stig-Arne Larsson	Director and Chairman of the Board	April 11, 2002

EXHIBIT LIST

Exhibit
Number	Description

2.1	Share Exchange Agreement between the Registrant and Microcell Capital II Inc. dated as of November 8, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
2.2	Share Exchange Agreement between the Registrant and Ericsson Canada Inc. dated as of November 8, 2000 (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
2.3	Share Transfer Agreement between Microcell Capital II Inc. and Registrant dated as of February 28, 2002 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
3.2	Certificate of Ownership filed November 28, 2001 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on February 19, 2002)
3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
10.1	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.2	1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.3	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.4	Employment Agreement between the Registrant and Skuli Mogensen dated as of October 15, 1998 (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.5	Employment Agreement between the Registrant and Gudjon Mar Gudjonsson dated as of October 15, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.6	Employment Agreement between the Registrant and Robert Quinn dated as of April 1, 2000 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB/A (file number 000-30701) filed on July 24, 2000)
10.7	Employment Agreement between the Registrant and Skuli Valberg Olafsson dated as of September 1999 (incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)

Exhibit
Number	Description

10.8	Employment Agreement between the Registrant and Fredrik Torstensson dated as of March 17, 2000 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
10.9	Amendment to Employment Agreement between the Registrant and Fredrik Torstensson dated as of November 30, 2000 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2000 (file number 000-30701) filed on June 21, 2001)
10.11	General Co-operation and Development Agreement between the Registrant and Ericsson Telecom AB dated as of February 4, 1999 (incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.12	Specific Co-operation and Development Agreement between the Registrant and Ericsson Telecom AB for Communities and Link dated as of February 4, 1999 (incorporated by reference to Exhibit 10.10 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.13	Value Added Reseller Agreement between the Registrant and Ericsson Telecom AB dated as of February 4, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on May 24, 2000)
10.14	Shareholder Rights Agreement among the Registrant, Gudjon Mar Gudjonsson, Skuli Mogensen, Ericsson Inc. and OZ Holdings LLC dated as of February 4, 1999 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB/A (file number 000-30701) filed on July 24, 2000)
10.15	General Co-operation and Development Agreement between the Registrant and Ericsson Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.16	Specific Co-operation and Development Agreement between Ericsson Canada Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.17	Value-added Distribution License Agreement between the Registrant and Ericsson Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.18	General Co-operation and Development Agreement between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.19	Specific Development and Consulting Agreement between Microcell Labs Inc. and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.20	Assignment of Right to Sublicense Use of Software between MCE Holding Corporation and OZ.COM Canada Company (fka 3044016 Nova Scotia Company) dated as of November 8, 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)

Exhibit
Number	Description

10.21	mPresence Agency Agreement between the Registrant and Ericsson Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.22	Shareholder Agreement among the Registrant, Gudjon Mar Gudjonsson, Skuli Mogensen and Microcell Capital II Inc. dated as of November 8, 2000 (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.23	Shareholder Agreement among the Registrant, Gudjon Mar Gudjonsson, Skuli Mogensen and Ericsson Canada dated as of November 8, 2000 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 (file number 000-30701) filed on November 14, 2000)
10.24	iPulse Agency Agreement between the Registrant and Ericsson Radio Systems AB dated as of November 1, 2000 (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Registrant’s Registration Statement on Form 10-SB (file number 000-30701) filed on approximately August 9, 2001)
10.25	Amendment Number One to Shareholder Rights Agreement between the Registrant and Ericsson, Inc. dated as of October 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on November 21, 2000)
10.26	Specific Co-Operation and Development Agreement (II) between Registrant and Microcell Labs Inc. dated as of March 9, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB (file number 000-30701) filed on August 14, 2001)
10.27	Specific Co-Operation and Development Agreement No. 3 between Registrant and Microcell Labs Inc. dated as of September 27, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB (file number 000-30701) filed on November 14, 2001)
10.28	Specific Co-Operation and Development Agreement No. 4 between Registrant and Microcell Labs Inc. dated as of September 27, 2001(incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB (file number 000-30701) filed on November 14, 2001)
10.29	Specific Agreement No. 5 (OZ Instant Communications Platform License) between Microcell Labs Inc. and OZ Communications Co. dated as of February 28, 2002 (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
10.30	Agreement among Registrant, Ericsson Radio Systems AB, Ericsson Telecom AB, Ericsson Inc. and Ericsson Canada Inc. dated as of as of January 28, 2002 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on February 19, 2002)
10.31	Amending Agreement between Microcell Labs Inc. and OZ Communications Co. dated as of February 28, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
10.32	Amending Agreement to a Share Exchange Agreement between Microcell Capital II Inc. and Registrant dated as of February 28, 2002 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)
10.33	Amending Agreement among Microcell Capital II Inc., Gudjon Mar Gudjonsson, Skuli Mogensen and Registrant dated as of February 28, 2002 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (file number 000-30701) filed on March 18, 2002)

Exhibit
Number	Description

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB/A (file number 000-30701) filed on July 24, 2000)

Copies of exhibits are available to shareholders upon request at a charge of $10.00 per document to cover the reasonable costs of printing and mailing the document. Requests should be made to Jon L. Arnason, OZ.COM, Snorrabraut 54, IS-105 Reykjavik, Iceland.