Form 10QSB
period 2002-03-31
OZ COMMUNICATIONS  INC
filed 2002-05-01
CIK 1112509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30701

OZ COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

California	95-4560875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Snorrabraut 54
IS-105 Reykjavik, Iceland
(Address of principal executive offices, including zip code)

011 (354) 535-0000
(Registrant’s telephone number, including area code)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

     As of March 31, 2002, there were 85,878,436 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,

	2001	2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$651,265	$2,271,191
Trade accounts receivable, net of allowance for doubtful accounts of $197,250 and $204,130	58,894	73,476
Accounts receivable from shareholders	3,033,953	1,668,174
Prepaid expenses and other current assets	215,995	139,449

Total current assets	3,960,107	4,152,290
Property and equipment, net	2,883,093	2,632,843
Intangibles, net	3,739,582	—
Other assets	161,595	161,795

Total assets	$10,744,377	$6,946,928

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$764,966	$111,213
Accrued liabilities	860,685	1,005,149
Deferred revenue	8,348,974	88,143
Current portion of notes payable	775,941	806,816

Total current liabilities	10,750,566	2,011,321
Notes payable	363,624	378,465

Total liabilities	11,114,190	2,389,786

Redeemable common stock, $0.01 par value	4,500,000	—
Commitments and contingencies	—	—
Shareholder’s equity (deficit):
Convertible preferred stock, $0.01 par value:
25,000,000 shares authorized:
14,270,964 and 13,970,964 shares issued and outstanding (liquidation value $13,970,964)	16,546,446	16,156,446
Common stock, $0.01 par value:
275,000,000 shares authorized 90,387,596 and 85,878,436 shares issued and outstanding, respectively	903,876	858,784
Additional paid-in capital	31,367,041	36,165,712
Notes receivable from shareholders	(353,900)	(353,900)
Deferred compensation	(2,305,848)	(1,882,052)
Accumulated other comprehensive income - cumulative translation adjustment	704,149	662,919
Accumulated deficit	(51,731,577)	(47,050,767)

Total shareholders’ equity (deficit)	(4,869,813)	4,557,142

Total liabilities and shareholders’ equity (deficit)	$10,744,377	$6,946,928

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2001	2002

REVENUES
Development services	$2,035,666	$7,517,278
Client services	2,186	842,500
License fees	59,143	20,831

Total revenues	2,096,995	8,380,609
COST OF REVENUES	1,634,447	1,007,552

GROSS PROFIT	462,548	7,373,057
OPERATING EXPENSES
Sales and marketing	1,099,104	566,103
General and administrative (including stock-based compensation of $435,609 and $423,796)	3,127,798	2,033,303
Research and development	841,995	712,580
Impairment loss on intangible assets	—	3,141,348

Total operating expenses	5,068,897	6,453,334

Operating income (loss)	(4,606,349)	919,723

Contract termination fee	—	3,896,279
Interest income	42,115	2,355
Interest expense	(20,552)	(29,546)
Other expense, net	(346,192)	(108,001)

Income (loss) before income taxes and minority interest	(4,930,978)	4,680,810
Income taxes	—	—
Minority interest	7,563	—

Net income (loss)	$(4,923,415)	$4,680,810

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.05

Diluted	$(0.05)	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,

	2001		2002

	Shares	Amount	Shares	Amount

Preferred Stock:
Balance, beginning of period	14,680,964	$17,079,446	14,270,964	$16,546,446
Conversion of preferred stock to common stock	(150,000)	(195,000)	(300,000)	(390,000)

Balance, end of period	14,530,964	$16,884,446	13,970,964	$16,156,446

Common Stock and Additional Paid in Capital:
Balance, beginning of period	89,479,596	$31,729,117	90,387,596	$32,270,917
Redeemable common stock reclassified to permanent shareholder’s equity in connection with cancellation of put option	—	—	—	4,500,000
Common stock reacquired in connection with termination of Microcell development contract	—	—	(5,299,160)	(529,916)
Employee stock options exercised	—	—	90,000	9,000
Common stock issued for professional services rendered	—	—	100,000	384,495
Conversion of preferred stock to common stock	300,000	195,000	600,000	390,000

Balance, end of period	89,779,596	$31,924,117	85,878,436	$37,024,496

Notes Receivable from Shareholders
Balance, beginning of period		$(353,900)		$(353,900)
Notes receivable issued		—		—
Payments received		—		—

Balance, end of period		$(353,900)		$(353,900)

Deferred Compensation:
Balance, beginning of period		$(4,032,567)		$(2,305,848)
Amortization of deferred compensation		435,609		423,796

Balance, end of period		$(3,596,958)		$(1,882,052)

Accumulated Other Comprehensive Income — Cumulative Translation Adjustment:
Balance, beginning of period		$667,810		$704,149
Other comprehensive income - Translation adjustments		541,005		(41,230)

Balance, end of period		$1,208,815		$662,919

Accumulated Deficit:
Balance, beginning of period		$(27,088,205)		$(51,731,577)
Net income (loss)		(4,923,415)		4,680,810

Balance, end of period		$(32,011,620)		$(47,050,767)

Total shareholders’ equity		$14,054,900		$4,557,142

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$(4,923,415)	$4,680,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,129,825	930,476
Impairment loss on intangible assets	—	3,141,348
Minority interest	(7,563)	—
Amortization of deferred stock-based compensation	435,609	423,796
Issuance of notes payable for employment services rendered	—	30,000
Changes in operating assets and liabilities:
Accounts receivable	1,029,442	821,281
Prepaid expenses and other assets	(84,588)	76,346
Accounts payable	(237,154)	(269,258)
Accrued liabilities	183,464	144,464
Deferred revenue	1,241,671	(8,260,831)

Net cash provided by (used in) operating activities	(1,232,709)	1,718,432

Cash flows from investing activities:
Purchases of property and equipment	(425,712)	(66,688)
Proceeds from sales of property and equipment	—	5,197

Net cash used in investing activities	(425,712)	(61,491)

Cash flows from financing activities:
Issuance of notes payable	500,000	—
Exercise of employee stock options	—	9,000
Repayments of notes payable	(6,792)	(4,785)

Net cash provided by financing activities	493,208	4,215

Effect of currency exchange rates on cash	541,005	(41,230)

Net increase (decrease) in cash	(624,208)	1,619,926
Cash and cash equivalents at beginning of period	3,559,559	651,265

Cash and cash equivalents at end of period	$2,935,351	$2,271,191

Supplemental cash flow information:
Cash paid for interest	$6,742	$6,690

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$195,000	$390,000

Common stock issued for professional services	$—	$384,495

Common stock reacquired in connection with termination of Microcell development contract	$—	$529,916

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2001	2002

Net income (loss)	$(4,923,415)	$4,680,810
Other comprehensive income (loss):
Foreign currency translation adjustment	541,005	(41,230)

Comprehensive income (loss)	$(4,382,410)	$4,639,580

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

1.	INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of OZ Communications, Inc. and subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements and notes should be read in connection with the Company’s 2001 Annual Report on Form 10-KSB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The accompanying consolidated financial statements include accounts of the Company and its subsidiaries.

     The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to developing new products and has incurred annual losses and negative cash flows from operations since inception. In January and February of 2002, the Company terminated all commercial agreements with Ericsson, and amended several contracts with Microcell. Before their termination or amendment, as the case may be, these agreements provided consistent cash payments in consideration for development and other services. As a result of the termination or amendment of the agreements, the Company now owns all of its own technology and is not dependent upon the sales and marketing efforts of either Ericsson or Microcell. The Company now has a completed product that it must sell either directly or through channel partners. This new business is considerably different and riskier than its prior business as a developer of software solutions for Ericsson and Microcell. The Company does not believe that its operating requirements for the next 12 months can be funded from cash provided by operations and cash reserves. As of March 31, 2002, cash reserves were $2.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through the offering of debt or equity securities. The Company is also limiting discretionary expenses in all categories and plans to halt its growth. However, there can be no assurance that the Company’s efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2.	NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the 2001 diluted net loss per share calculations as their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three months ended March 31, 2001, included preferred shares, stock options, warrants and the put option on redeemable common stock. Diluted securities included in the diluted net income per share calculation and outstanding during the three months ended March 31, 2002 included preferred shares and the put option on redeemable common stock.

     The components of basic and diluted net income (loss) per share are as follows:

	THREE MONTHS ENDED MARCH 31,

	2001	2002

Net income (loss)	$(4,923,415)	$4,680,810

Weighted average outstanding shares of common stock:
Basic	89,619,596	88,741,330
Diluted	89,619,596	139,279,782
Net income (loss) per share:
Basic	$(0.05)	$0.05

Diluted	$(0.05)	$0.03

3.	RELATED PARTY TRANSACTIONS

     On January 24, 2002 OZ entered into an agreement with Ericsson Radio Systems AB, Ericsson Telecom AB, Ericsson Inc. and Ericsson Canada Inc. ending more than three years of cooperation between OZ and Ericsson to develop and market the iPulse software. Under the terms of the agreement Ericsson paid OZ an aggregate of $4.35 million during the quarter ended March 31, 2002 and irrevocably (a) assigned to OZ an equal and undivided share of its right, title and interest in and to (i) the iPulse software, including source and object code, (ii) the “iPulse” trademark, and (b) granted to OZ a worldwide and perpetual license for all purposes to all other intellectual property rights contained in and related to the iPulse software, including any patent rights, copyrights, rights to photographs, design rights, technical documentation and any other industrial and intellectual property rights contained in the source and object code. OZ and Ericsson each have the right to exploit the iPulse software in any way that they see fit. The agreement expressly terminates all other contracts between OZ and Ericsson except for the shareholder rights agreement made and entered into as of February 4, 1999 by and between OZ and Ericsson Inc. and certain shareholders of OZ.

     As a result of the termination of the Ericsson agreements, OZ has recognized a contract termination fee, revenues from the Ericsson Canada, Inc. development agreement, and an impairment loss on the related intangibles that OZ recorded in connection with the acquisition of the shares of MCE Holding Corporation in November 2000. In the quarter ended March 31, 2002, OZ recognized $3.9 million of the $6 million paid by Ericsson as a contract termination fee (other non-operating revenue) and $3.6 million in revenues from the development agreement with Ericsson Canada Inc. that was recorded on the December 31, 2001 balance sheet as “deferred revenue.”

     On February 28, 2002, OZ Canada and OZ entered into a series of amending agreements with Microcell Labs and Microcell Capital II Inc. Under the terms of the agreements the parties have terminated all specific development agreements between the parties, terminated Microcell’s agreement to use OZ as its preferred development resource in the field of wireless Internet messaging services, terminated Microcell’s right to require OZ to redeem Microcell’s shares of OZ common stock, terminated Microcell’s obligation to pay minimum quarterly payments of $750,000 for development services, terminated a license of Ericsson’s iPulse 1.5 and delivered a license of the OZ® Instant Communications Platform. The license is conditioned upon the purchase by Microcell Labs Inc. of annual support and maintenance contracts from OZ, but is otherwise royalty-free for the first three years and incremental capacity required after the initial three-year period will be purchased separately at competitive prices and terms. In addition, the parties modified a shareholder agreement to change certain participation rights of Microcell and to provide that the obligation of certain of OZ’s shareholders to vote a sufficient number of shares to elect Microcell’s designee as a director is applicable only to the election of directors held at OZ’s 2002 annual shareholders meeting. In partial consideration for OZ’s agreement to make the amendments, Microcell has surrendered to OZ 5,299,160 shares of OZ’s common stock for cancellation.

     In the quarter ended March 31, 2002, OZ recognized $4.5 million in revenue from various specific development agreements with Microcell Labs Inc. that previously was recorded on the balance sheet as “deferred revenue,” recorded a $3.1 million non-cash impairment loss on intangible assets as an operating expense, reclassified $4.5 million of redeemable common stock as additional paid-in capital, and allocated $529,916 among common stock and paid-in capital, and $220,084 to bad debt expense related to $750,000 that was due in November 2001 from Microcell Labs Inc. under the general co-operation and development agreement, but which was forgiven in connection with the return of 5,299,160 common shares of OZ as part of the amendments.

4.	NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in an intangible asset being reclassified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. The adoption of SFAS No. 141 and 142 on January 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

     The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. Through and including the three months ended March 31, 2002, the Company operated in three operating segments: 1) development of software that enables the delivery of Internet-based services to mass-market wireless telephones, 2) the delivery of Internet-based services to wireless network operators and Internet businesses, and related consulting services and 3) the licensing of the Company’s core technologies to Ericsson and the licensing of the Company’s products to network operators and Internet businesses. The disaggregated information reviewed on a product basis by the CEO is as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2001	2002

Revenues:
Development	$2,035,666	$7,517,278
Client services	2,186	842,500
License	59,143	20,831

Total revenues	$2,096,995	$8,380,609

     Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has sales operations in Reykjavik, Iceland to address the European markets and in

San Diego to address the United States and Canadian markets. Information regarding the Company’s revenues in different geographic regions is as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2001	2002

Revenues:
North America	$2,044,013	$7,270,942
Europe (principally Iceland)	52,982	1,109,667

Total revenues	$2,096,995	$8,380,609

     Ericsson was the Company’s only significant source of revenues during the three months ended March 31, 2001 and Ericsson and Microcell were the only significant sources of revenues during the three months ended March 31, 2002. Revenues attributable to Ericsson comprised 99.4% and 45.0% of the total revenues for the three months ended March 31, 2001 and 2002, respectively. Revenues attributable to Microcell comprised 53.5% of the total revenues for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continues,” “predicts” and similar expressions and the negatives of such expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties and a number of factors that could cause actual results to differ materially from those expressed, forecasted or implied in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-KSB and those appearing elsewhere in this Form 10-QSB. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

     Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional (“3D”) online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson to develop a wireless Internet communications platform that Ericsson called “iPulse” based on this technology. We recently terminated our development relationship with Ericsson and have been granted a fully paid up, nonexclusive and perpetual license to use the iPulse technology to develop our own products. We have combined the iPulse communications platform with the applications that we used to refer to as “mPresence” to create an integrated mobile instant messaging and presence management suite of products, which we now call the “OZ® Instant Communication Solution.” We have also developed a mobile group-collaboration product that we call the “OZ® Mobile Communities Solution.” We first recognized development revenues in November 1998, and generated development revenues of approximately $7.7 million per year in the years ended December 31, 2000 and 2001. We first recognized license revenues in February 1999, and generated license revenues of approximately $0.28 million in the year ended December 31, 2000 and approximately $0.24 million for the year ended December 31, 2001.

     We had net income of approximately $4.7 million for the three months ended March 31, 2002 and we incurred a net loss of approximately $24.6 million for the year ended December 31, 2001 and $14.0 million for the year ended December 31, 2000. As of March 31, 2002, we had an accumulated deficit of approximately $47.1 million. Although we recorded net income in the first quarter of 2002, we expect to operate at a deficit over at least the next six months. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

     In the year ended December 31, 2001 we generated revenues from the delivery of development services, hosting and license fees. While in the quarter ended March 31, 2002 we have recognized revenues from development contracts that have terminated during the quarter, we do not expect to continue to provide significant development services or to recognize significant development revenues in future quarters. We expect to generate future revenues from license fees and Internet based services that we will provide to mobile network operators. We expect to begin receiving licensing revenues from customers of the OZ® Instant Communication Solution and our value-added services in late 2002 or early 2003. For the reasons discussed in this quarterly report on Form 10-QSB, however, we have no assurance that we will recognize significant revenues from these or other products.

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

     Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in all but one fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues from sales of OZ ICS will commence by the first quarter of 2003 and grow over the following several quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will continue to decrease in the short term as we make further reductions in our work force and further reduce overhead. Even if we were to achieve profitability in any future quarter, we may not sustain or increase profitability on a quarterly or annual basis.

Critical Accounting Policies

     The Company’s accounting policies are described in Note 1 of the notes to the consolidated financial statements in the Company’s 2001 Annual Report on Form 10-KSB. As disclosed in Note 1 to the consolidated financial statements, the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

RESULTS OF OPERATIONS

Revenues

     Our revenues increased from $2.0 million for the three months ended March 31, 2001 to $8.4 million for the three months ended March 31, 2002. The increase in revenues was attributable to the recognition of payments from Microcell and Ericsson that until this quarter were recorded on the Company’s balance sheet as deferred revenue but have now been recognized as revenue as a result of the termination of the development agreements under which the services were performed. In the year ended December 31, 2001, we performed services under a second development contract with Ericsson and a new development agreement with Microcell, although, as mentioned above, we received payments totaling $5.25 million for consulting and development work performed for Microcell and Ericsson that were not recognized as revenues under generally accepted accounting principles in the United States of America. Neither Ericsson nor Microcell is expected to be a source of revenue in subsequent quarters of 2002.

Cost of Revenues

     Cost of revenues consists of compensation and independent consultant costs for personnel engaged in our developing services operations and related overhead. Cost of revenues decreased from $1.6 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. As a percentage of revenues, cost of revenues for the three months ended March 31, 2001 and 2002 was 78% and 12%, respectively. The primary reason for the decrease is the result of the termination of the development agreements with Ericsson and Microcell. As we shift our sales focus to sales and licenses of our own services, we expect to incur the cost of third-party license and support fees, as well as the costs associated with operating and maintaining our hosting center and network operating center in Montreal.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased from $0.8 million, or 40.2% of revenues, for the three months ended March 31, 2001, to $0.7 million, or 8.5% of revenues, for the three months ended March 31, 2002. The decrease is primarily due to expenses recognized in connection with certain work performed for Microcell in the three months ended March 31, 2001 that was not then recognizable as cost of revenues because the payments associated with the work was not then recognizable as revenue under generally accepted accounting principles in the United States of America. As a result of the increased emphasis on the development of our own products as we acquired the iPulse technology from Ericsson and began focusing on the development our own products, we expect research and development expenses to increase in the short-term.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses decreased 48.5% from $1.1 million, or 52.4% of revenues, for the three months ended March 31, 2001, to $0.6 million, or 6.8% of revenues, for the three months ended March 31, 2002. These decreases resulted from the reduction of personnel in our sales and marketing organizations and the closing of our Stockholm sales office in June 2001.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation, depreciation and amortization and other general corporate expenses. General and administrative expenses decreased 35.0% from $3.1 million or 149.2% of revenues, for the three months ended March 31, 2001, to $2.0 million, or 24.3% of revenues, for the three months ended March 31, 2002. These decreases were due primarily to the reduction of the number of personnel performing general and administrative functions, the closing of the Stockholm office in June 2001, the write down of the intangible assets associated with the acquisition of shares of MCE Holding Corporation, which reduced our amortization expense, and the initial effects of recent reductions in general and administrative personnel.

Impairment of Intangible Assets

     Our impairment of intangible assets was $3.1 million for the three months ended March 31, 2002 primarily as a result of the cancellation of the Ericsson and Microcell development contracts in January and February 2002.

Contract Termination Fee

     Contract termination fee was $3.9 million for the three months ended March 31, 2002 as a result of the cancellation of the Ericsson development contract in January 2002.

Interest Income (Expense), Net

     Interest income, net changed from income of $0.02 million for the three months ended March 31, 2001 to a net expense of $0.03 for the three months ended March 31, 2002. The decrease is primarily the result of the decrease of cash and cash equivalents for the three months ended March 31, 2001 compared to 2002.

Other Expense, Net

     Other expense, net changed from a net expense of $0.3 million for the three months ended March 31, 2001 to a net expense of $0.1 million for the three months ended March 31, 2002. The change is primarily the result of changes in the currency exchange rates of the U.S. dollar relative to the Icelandic krona.

Income Taxes

     At December 31, 2000 and 2001 we had deferred tax assets of $9.7 million and $14.1 million respectively. Due to the uncertain nature of the ultimate realization, we have recorded a valuation allowance against deferred tax assets. At December 31, 2001 we had net operating loss carryforwards of approximately $34.8 million, $19.0 million and $5.1 million for federal, state and foreign income tax purposes, respectively. These carryforwards will expire from year 2002 through 2020.

Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations and issuances of notes payable.

     Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2002. The net cash provided by operating activities for the three months ended March 31, 2002 was attributable primarily to the receipt of payments from Ericsson pursuant to our agreement to terminate the iPulse development relationship, offset by ongoing operating costs.

     Net cash used in investing activities was $0.06 million for the three months ended March 31, 2002, primarily reflecting net purchases of property and equipment.

     Net cash provided by financing activities was $4,215, which represented cash received from the exercise of stock options offset by repayments of notes payable.

     As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating leases and the convertible promissory notes issued by our SmartVR, Inc. subsidiary, which are not guaranteed by the parent company, OZ Communications, Inc. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

     Through our Icelandic subsidiary, OZ hf., we have outstanding long-term notes payable to Búnaðarbanki Íslands, an Icelandic bank, and to the seller of our building at Snorrabraut 54 in Reykjavik, Iceland. We have pledged our building as collateral for these loans. The amount due on these loans at March 31, 2002, was approximately $398,000. The loans accrue interest at rates between 6.0% and 7.35% per annum. We have borrowed funds in Iceland, which are secured by our facility at Snorrabraut 54, Reykjavik. While the interest rates on these loans are fixed, the original principal balance is adjusted monthly for fluctuations in the Icelandic consumer price index, in accordance with the terms of the note agreement. Accordingly, we are exposed to risks in changes in the Icelandic consumer price index, which tends to rise quickly in inflationary economic conditions. The change in the consumer price index during calendar year 2000 and 2001 was 4.2% and 8.6%, respectively.

     We are limiting discretionary expenses in all categories and plan to halt our growth, except for some expansion in our Montreal office, which may be offset from some reductions in our Reykjavik office. We do not believe that our operating requirements for the next 12 months can be funded from cash provided by operations and cash reserves. Therefore, we intend to seek additional debt or equity financing through private placements of our securities. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. Our consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that we will continue as a going concern. Our historical losses from operations, negative cash flows, and future need for additional capital raise substantial doubts about our ability to continue as a going concern. We may revise our plans in response to future changes in the mobile communications industry in general and the demand for our services in particular, our results of operations, our other capital requirements and other relevant factors. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS — NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS — NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NOT APPLICABLE.

ITEM 5. OTHER INFORMATION — NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZ COMMUNICATIONS, INC. a California corporation

By:	/s/ JÓN L. ÁRNASON

Jón L. Árnason Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2002