Form 10QSB
period 2002-06-30
OZ COMMUNICATIONS  INC
filed 2002-08-19
CIK 1112509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-30701

OZ COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	95-4560875 (I.R.S. Employer Identification No.)

Windsor Station, Room 150
1100, De La Gauchetiere West
Montreal, Canada H3B 2S2
(Address of principal executive offices, including zip code)

(514) 390-1333
(Registrant’s telephone number, including area code)

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes  [   ]        No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of June 30, 2002 there were 85,878,436 shares of the registrant’s Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)

Yes  [   ]    No  [X ]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,

	2001	2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$651,265	$2,435,314
Accounts receivable, net of allowance for doubtful accounts of $197,250 and $0	58,894	441,592
Accounts receivable from shareholders	3,033,953	1,981
Prepaid expenses and other current assets	215,995	87,465

Total current assets	3,960,107	2,966,352
Property and equipment, net	2,883,093	1,623,697
Intangibles, net	3,739,582	—
Other assets	161,595	169,577

Total assets	$10,744,377	$4,759,626

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$764,966	$213,699
Accrued liabilities	860,685	1,087,424
Deferred revenue	8,348,974	100,098
Current portion of notes payable	775,941	816,803

Total current liabilities	10,750,566	2,218,024
Notes payable	363,624	—

Total liabilities	11,114,190	2,218,024

Redeemable common stock, $0.01 par value	4,500,000	—
Commitments and contingencies	—	—
Shareholder’s equity (deficit):
Convertible preferred stock, $0.01 par value:
25,000,000 shares authorized:
14,270,964 and 13,970,964 shares issued and outstanding (liquidation value $13,970,964)	16,546,446	16,156,446
Common stock, $0.01 par value:
275,000,000 shares authorized 90,387,596 and 85,878,436 shares issued and outstanding, respectively	903,876	858,784
Additional paid-in capital	31,367,041	35,216,275
Notes receivable from shareholders	(353,900)	(353,900)
Deferred compensation	(2,305,848)	(929,744)
Accumulated other comprehensive income — cumulative translation adjustment	704,149	888,303
Accumulated deficit	(51,731,577)	(49,294,562)

Total shareholders’ equity (deficit)	(4,869,813)	2,541,602

Total liabilities and shareholders’ equity (deficit)	$10,744,377	$4,759,626

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2002	2001	2002

REVENUES
Development services	2,273,723	100,961	4,309,389	7,618,239
Client services	52,240	38,192	54,426	880,692
License fees	59,143	20,832	118,286	41,663

Total Revenues	2,385,106	159,985	4,482,101	8,540,594
COST OF REVENUES	1,856,847	251,036	3,491,294	1,258,588

GROSS PROFIT	528,259	(91,051)	990,807	7,282,006
OPERATING EXPENSES
Sales and marketing	644,353	594,072	1,743,457	1,160,175
General and administrative (including stock based compensation of $432,984, $2,871, $868,593 and $426,667)	3,235,538	844,965	6,363,336	2,878,268
Research and development	586,430	652,171	1,428,425	1,364,751
Impairment loss on intangible assets	—	—	—	3,141,348

Total operating expenses	4,466,321	2,091,208	9,535,218	8,544,542

Operating loss	(3,938,062)	(2,182,259)	(8,544,411)	(1,262,536)
Contract termination fee	—	—	—	3,896,279
Interest income	11,049	958	53,164	3,313
Interest expense	(42,616)	(21,788)	(63,168)	(51,334)
Other income (expense) net	140,319	(40,706)	(205,873)	(148,707)

Income (loss) before provision for income taxes and minority interest	(3,829,310)	(2,243,795)	(8,760,288)	2,437,015
Income taxes	—	—	—	—
Minority interest	14,382	—	21,945	—

Net income (loss)	$(3,814,928)	$(2,243,795)	$(8,738,343)	$2,437,015

NET INCOME (LOSS) PER SHARE:
Basic	$(0.04)	$(0.03)	$(0.10)	$0.02

Diluted	$(0.04)	$(0.03)	$(0.10)	$0.02

     The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,

	2001		2002

	Shares	Amount	Shares	Amount

Preferred Stock:
Balance, beginning of period	14,680,964	$17,079,446	14,270,964	$16,546,446
Conversion of preferred stock to common stock	(410,000)	(533,000)	(300,000)	(390,000)

Balance, end of period	14,270,964	$16,546,446	13,970,964	$16,156,446

Common Stock and Additional Paid in Capital:
Balance, beginning of period	89,479,596	$31,729,117	90,387,596	$32,270,917
Redeemable common stock reclassified to permanent shareholder’s equity in connection with cancellation of put option	—	—	—	4,500,000
Common stock reacquired in connection with termination of Microcell development contract	—	—	(5,299,160)	(529,916)
Employee stock options exercised	40,000	4,000	90,000	9,000
Forfeitures of unvested stock options	—	—	—	(949,437)
Common stock issued for professional services rendered	—	—	100,000	384,495
Conversion of preferred stock to common stock	820,000	533,000	600,000	390,000

Balance, end of period	90,339,596	$32,266,117	85,878,436	$36,075,059

Notes Receivable from Shareholders
Balance, beginning of period		$(353,900)		$(353,900)
Notes receivable issued		—		—
Payments received		—		—

Balance, end of period		$(353,900)		$(353,900)

Deferred Compensation:
Balance, beginning of period		$(4,032,567)		$(2,305,848)
Amortization of deferred compensation		868,593		426,667
Forfeitures of unvested stock options		—		949,437

Balance, end of period		$(3,163,974)		$(929,744)

Accumulated Other Comprehensive Income — Cumulative Translation Adjustment:
Balance, beginning of period		$667,810		$704,149
Other comprehensive income — Translation adjustments		443,251		184,154

Balance, end of period		$1,111,061		$888,303

Accumulated Deficit:
Balance, beginning of period		$(27,088,205)		$(51,731,577)
Net income (loss)		(8,738,343)		2,437,015

Balance, end of period		$(35,826,548)		$(49,294,562)

Total shareholders’ equity		$10,579,202		$2,541,602

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2002	2001	2002

Cash flows from operating activities:
Net income (loss)	$(3,814,928)	$(2,243,795)	$(8,738,343)	$2,437,015
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,121,498	161,094	2,251,323	1,091,570
Impairment loss on intangible assets	—	—	—	3,141,348
Minority interest	(14,382)	—	(21,945)	—
Amortization of deferred stock-based compensation	432,984	2,872	868,593	426,668
Gain on sale of property and equipment	—	(145,424)	—	(145,424)
Issuance of notes payable for employment services rendered	—	30,000	—	60,000
Changes in operating assets and liabilities:
Accounts receivable	(692,953)	2,216,112	337,029	3,037,393
Prepaid expenses and other assets	15,965	44,202	(68,623)	120,548
Accounts payable	521,849	(282,009)	284,695	(551,267)
Accrued liabilities	(22,071)	82,275	161,393	226,739
Deferred revenue	1,471,301	11,955	2,712,972	(8,248,876)

Net cash provided by (used in) operating activities	(980,737)	(122,718)	(2,212,906)	1,595,714

Cash flows from investing activities:
Purchases of property and equipment	(629,678)	(96,299)	(1,055,390)	(162,987)
Proceeds from sales of property and equipment	—	535,733	—	540,930

Net cash provided by (used in) investing activities	(629,678)	439,434	(1,055,390)	377,943

Cash flows from financing activities:
Issuance of notes payable	—	—	500,000	—
Exercise of employee stock options	4,000	—	4,000	9,000
Repayments of notes payable	(3,946)	(377,977)	(10,738)	(382,762)

Net cash provided by (used in) financing activities	54	(377,977)	493,262	(373,762)

Effect of currency exchange rates on cash	(117,356)	225,384	423,109	184,154

Net increase (decrease) in cash	(1,727,717)	164,123	(2,351,925)	1,784,049
Cash and cash equivalents at beginning of period	2,935,351	2,271,191	3,559,559	651,265

Cash and cash equivalents at end of period	$1,207,634	$2,435,314	$1,207,634	$2,435,314

Supplemental cash flow information:
Cash paid for interest	$13,469	$3,894	$20,211	$10,584

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$338,000	$—	$533,000	$390,000

Common stock issued for professional services	$—	$—	$—	$384,495

Common stock reacquired in connection with termination of Microcell development contract	$—	$—	$—	$529,916

Sale of property in exchange for receivable	$—	$388,119	$—	$388,119

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2002	2001	2002

Net income (loss)	$(3,814,928)	$(2,243,795)	$(8,738,343)	$2,437,015
Other comprehensive income (loss):
Foreign currency translation adjustment	(97,754)	225,384	443,251	184,154

Comprehensive income (loss)	$(3,912,682)	$(2,018,411)	$(8,295,092)	$2,621,169

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

1. INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of OZ Communications, Inc. and subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements and notes should be read in connection with the Company’s 2001 Annual Report on Form 10-KSB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the financial statements not misleading.

     The year-end balance sheet data were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The accompanying consolidated financial statements include accounts of the Company and its subsidiaries.

     The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to developing new products and has incurred annual losses and negative cash flows from operations since inception. In January and February of 2002, the Company terminated all commercial agreements with Ericsson, and amended several contracts with Microcell. Before their termination or amendment, as the case may be, these agreements provided consistent cash payments in consideration for development and other services. As a result of the termination or amendment of the agreements, the Company now owns all of its own technology and is not dependent upon the sales and marketing efforts of either Ericsson or Microcell. The Company now has a completed product that it must sell either directly or through channel partners. This new business is considerably different and riskier than its prior business as a developer of software solutions for Ericsson and Microcell. The Company does not believe that its operating requirements for the next 6 months can be funded from cash provided by operations and cash reserves. As of June 30, 2002, cash reserves were $2.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through the offering of debt or equity securities. The Company is also limiting discretionary expenses in all categories. However, there can be no assurance that the Company’s efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted net loss per share calculations for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 as their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001, included preferred shares, stock options, warrants and the put option on redeemable common stock. Diluted securities included in the diluted net income per share calculation and outstanding during the six months ended June, 2002 included preferred shares and the put option on redeemable common stock.

     The components of basic and diluted net loss per share are as follows:

	SIX MONTHS ENDED JUNE 30,

	2001	2002

Net income (loss)	$(8,738,343)	$2,437,015

Weighted average outstanding shares of common stock	89,852,524	126,439,782
Net income (loss) per share:
Basic	$(0.10)	$0.02

Diluted	$(0.10)	$0.02

	THREE MONTHS ENDED JUNE 30,

	2001	2002

Net loss	$(3,814,928)	$(2,243,795)

Weighted average outstanding shares of common stock	90,082,893	85,878,436
Net loss per share:
Basic	$(0.04)	$(0.03)

Diluted	$(0.04)	$(0.03)

3. RELATED PARTY TRANSACTIONS

     On January 24, 2002 the Company entered into an agreement with Ericsson Radio Systems AB, Ericsson Telecom AB, Ericsson Inc. and Ericsson Canada Inc. ending more than three years of cooperation between the Company and Ericsson to develop and market the iPulse software. Under the terms of the agreement Ericsson paid the Company an aggregate of $4.35 million during the quarter ended March 31, 2002 and irrevocably (a) assigned to the Company an equal and undivided share of its right, title and interest in and to (i) the iPulse software, including source and object code, (ii) the “iPulse” trademark, and (b) granted to the Company a worldwide and perpetual license for all purposes to all other intellectual property rights contained in and related to the iPulse software, including any patent rights, copyrights, rights to photographs, design rights, technical documentation and any other industrial and intellectual property rights contained in the source and object code. The Company and Ericsson each have the right to exploit the iPulse software in any way that they see fit. The agreement expressly terminates all other contracts between the Company and Ericsson except for the shareholder rights agreement made and entered into as of February 4, 1999 by and between the Company and Ericsson Inc. and certain shareholders of the Company.

     As a result of the termination of the Ericsson agreements, the Company has recognized a contract termination fee, revenues from the Ericsson Canada, Inc. development agreement, and an impairment loss on the related intangibles that the Company recorded in connection with the acquisition of the shares of MCE Holding Corporation in November 2000. In the quarter ended March 31, 2002, the Company recognized $3.9 million of the $6 million paid by Ericsson as a contract termination fee (other non-operating revenue) and $3.6 million in revenues from the development agreement with Ericsson Canada Inc. that was recorded on the December 31, 2001 balance sheet as “deferred revenue.”

     On February 28, 2002, OZ Canada and the Company entered into a series of amending agreements with Microcell Labs and Microcell Capital II Inc. Under the terms of the agreements the parties have terminated all specific development agreements between the parties, terminated Microcell’s agreement to use the Company as its preferred development resource in the field of wireless Internet messaging services, terminated Microcell’s right to require the Company to redeem Microcell’s shares of the Company’s common stock, terminated Microcell’s obligation to pay minimum quarterly payments of $750,000 for development services, terminated a license of Ericsson’s iPulse 1.5 and delivered a license of the OZ® Instant Communications Platform. The license is conditioned upon the purchase by Microcell Labs Inc. of annual support and maintenance contracts from the Company, but is otherwise royalty-free for the first three years and incremental capacity required after the initial three-year period will be purchased separately at competitive prices and terms. In addition, the parties modified a shareholder agreement to change certain participation rights of Microcell and to provide that the obligation of certain of the Company’s shareholders to vote a sufficient number of shares to elect Microcell’s designee as a director is applicable only to the election of directors held at the Company’s 2002 annual shareholders meeting. In partial consideration for the Company’s agreement to make the amendments, Microcell has surrendered to the Company 5,299,160 shares of the Company’s common stock for cancellation.

     In the quarter ended March 31, 2002, the Company recognized $4.5 million in revenue from various specific development agreements with Microcell Labs Inc. that previously was recorded on the balance sheet as “deferred revenue,” recorded a $3.1 million non-cash impairment loss on intangible assets as an operating expense, reclassified $4.5 million of redeemable common stock as additional paid-in capital, and allocated $529,916 among common stock and paid-in capital, and $220,084 to bad debt expense related to $750,000 that was due in November 2001 from Microcell Labs Inc. under the general co-operation and development agreement, but which was forgiven in connection with the return of 5,299,160 common shares of the Company as part of the amendments.

4. NOTES PAYABLE

     Notes payable of $816,803 at June 30, 2002 consist of three convertible promissory notes issued by the Company’s SmartVR, Inc. subsidiary (“SmartVR”). One of these notes in the amount of $166,803 is payable to the chief executive officer of SmartVR. These notes (as amended) were convertible through June 30, 2002 into shares of SmartVR preferred stock in the event that SmartVR raised additional capital. This did not occur and as a result the notes are presently due and payable to the holders. The parent company, OZ Communications, Inc., is not liable for the repayment of these three notes and SmartVR presently does not have the financial resources available to repay the notes. However, SmartVR and the noteholders have agreed to amend the notes so as to extend the holders’ right to convert the notes.

5. NEW ACCOUNTING PRONOUNCEMENTS

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

6. GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

     The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. Through and including the six months ended June 30, 2002, the Company operated in three operating segments: 1) development of software that enables the delivery of Internet-based services to mass-market wireless telephones, 2) the delivery of Internet-based services to wireless network operators, and related consulting services and 3) the licensing of the Company’s products to network operators. While the Company expects to perform only limited development services in connection with the licensing of its products, SmartVR actively pursues development projects. The disaggregated information reviewed on a product basis by the CEO is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2002	2001	2002

Revenues:
Development	$2,273,723	$100,961	$4,309,389	$7,618,239
Client services	52,240	38,192	54,426	880,692
License	59,143	20,832	118,286	41,663

Total revenues	$2,385,106	$159,985	$4,482,101	$8,540,594

     Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has sales operations in Reykjavik, Iceland to address the European markets and in San Diego to address the United States and Canadian markets. Information regarding the Company’s revenues in different geographic regions is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2002	2001	2002

Revenues:
North America	$1,053,363	$38,770	$3,097,376	$7,309,712
Europe (principally Iceland)	1,331,743	121,215	1,384,725	1,230,882

Total revenues	$2,385,106	$159,985	$4,482,101	$8,540,594

     Ericsson and Microcell were the Company’s only significant source of revenues during the six months ended June 30, 2002. Revenues attributable to Ericsson comprised 30% and 45% of the total revenues for the three and six months ended June 30, 2002, respectively. Whereas revenues attributable to Microcell comprised 0% and 53% of the total revenues for the three and six months ended June 30, 2002, respectively.

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

     We had net income of approximately $2.4 million for the six months ended June 30, 2002 and we incurred a net loss of approximately $24.6 million for the year ended December 31, 2001 and $14.0 million for the year ended December 31, 2000. As of June 30, 2002, we had an accumulated deficit of approximately $49.3 million. Although we recorded net income in the first quarter of 2002, we expect to operate at a deficit over at least the next nine months. We believe that our historical operating results are not indicative of future performance for the reasons discussed below.

     In the year ended December 31, 2001 we generated revenues from the delivery of development services, hosting and license fees. While in the six months ended June 30, 2002 we have recognized revenues from development contracts that were terminated during the first quarter of 2002, we do not expect to continue to provide significant development services or to recognize significant development revenues in future quarters, except as development services may be incidental to the licensing of our products. An example of this kind of development might be the customization of a user interface for a licensee of one of our products. We may also recognize development revenues performed by our subsidiary, SmartVR. We expect to generate future revenues from license fees and Internet-based services that we will provide to mobile network operators. We expect to begin receiving licensing revenues from customers of the OZ® Instant Communication Solution and our value-added services in early 2003. For the reasons discussed in this quarterly report on Form 10-QSB, however, we have no assurance that we will recognize significant revenues from these or other products.

     Our business strategy relies to a significant extent on the widespread propagation of OZ ICS (Instant Communication Solution) and OZ MCS (Mobile Communities Solution) through our relationships with network operators and integrators and resellers of software solutions to mobile network operators.

     Consequently, we expect that our future revenues will be derived primarily from the following:

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

RESULTS OF OPERATIONS

Revenues

     Our revenues decreased from $2.4 million for the three months ended June 30, 2001 to $0.2 million for the three months ended June 30, 2002 and increased from $4.5 million for the six months ended June 30, 2001 to $8.5 million for the six months ended June 30, 2002. The decrease in three-month revenues is primarily the result of the termination of the development agreements with Ericsson and Microcell in the first quarter of 2002. The increase in revenues for the six months ended June 30, 2002 was attributable to the recognition of payments from Microcell and Ericsson during the three months ended March 31, 2002, which, prior to that time had been recorded on the Company’s balance sheet as deferred revenue. Neither Ericsson nor Microcell is expected to be a source of revenue in subsequent quarters of 2002.

Cost of Revenues

     For periods up to and including the quarter ended March 31, 2002, cost of revenues consisted of compensation and independent consultant costs for personnel engaged in our development services operations and related overhead. As we shift our sales focus to sales and licenses of our own services, we expect to incur the cost of third-party license and support fees, as well as the costs associated with operating and maintaining our hosting center and network operating center in Montreal. Cost of revenues decreased from $1.9 million for the three months ended June 30, 2001 to $0.3 million for the three months ended June 30, 2002 and from $3.5 million for the six months ended June 30, 2001 to $1.3 million for the six months ended June 30, 2002. As a percentage of revenues, cost of revenues for the three months ended June 30, 2001 and 2002 was 78% and 157%, respectively. As a percentage of revenues, cost of revenues for the six months ended June 30, 2001 and 2002 was 78% and 15%, respectively. The primary reason for the decrease is the result of the termination of the development agreements with Ericsson and Microcell.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses remained relatively consistent at $0.6 million for the three months ended June 30, 2001 and 2002. Sales and marketing expenses represented 27% of revenues for the three months ended June 30, 2001 and 371% of revenues for the three months ended June 30, 2002. Sales and marketing expenses decreased 33% from $1.7 million, or 39% of revenues, for the six months ended June 30, 2001, to $1.2 million, or 14% of revenues, for the six months ended June 30, 2002. These decreases resulted primarily from the reduction of our sales force and sales activities in Europe.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation, depreciation and amortization and other general corporate expenses. General and administrative expenses decreased 74% from $3.2 million or 136% of revenues, for the three months ended June 30, 2001, to $0.8 million, or 528% of revenues, for the three months ended June 30, 2002. General and administrative expenses decreased 55% from $6.4 million or 142% of revenues, for the six months ended June 30, 2001, to $2.9 million, or 34% of revenues, for the six months ended June 30, 2002. These decreases were due primarily to the reduction of the number of personnel performing general and administrative functions, the closing of the Stockholm office in June 2001, and the write down of the intangible assets associated with the acquisition of shares of MCE Holding Corporation, which reduced our amortization expense.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 11% from $0.6 million, or 25% of revenues, for the three months ended June 30, 2001, to $0.7 million, or 408% of revenues, for the three months ended June 30, 2002. Research and development expenses decreased 4% from $1.4 million, or 32% of revenues, for the six months ended June 30, 2001, to $1.4 million, or 16% of revenues, for the six months ended June 30, 2002. The decrease is primarily due to a reduction in employees combined with a government research and development assistance payment received and recorded in the second quarter.

Impairment of Intangible Assets

     Our impairment of intangible assets was $3.1 million for the six months ended June 30, 2002 primarily as a result of the cancellation of the Ericsson and Microcell development contracts in January and February 2002. We recognized the impairment of these assets in the three months ended March 31, 2002.

Contract Termination Fee

     Contract termination fee was $3.9 million for the six months ended June 30, 2002 as a result of the cancellation of the Ericsson development contract in January 2002. We recognized the contract termination fee in the three months ended March 31, 2002.

Interest Income

     Interest income decreased from $11,049 for the three months ended June 30, 2001 to $958 for the three months ended June 30, 2002 and from $53,164 for the six months ended June 30, 2001 to $3,313 for the six months ended June 30, 2002. The decrease is due to the lower cash balances held by us in the three and six months ended June 30, 2002.

Interest Expense

     Interest expense decreased from $42,616 for the three months ended June 30, 2001 to $21,788 for the three months ended June 30, 2002 and from $63,168 for the six months ended June 30, 2001 to $51,334 for the six months ended June 30, 2002. The decrease is due to the reduction of notes payable in connection with the sale of our building in Iceland.

Other Income (Expense), Net

     Other income (expense), net changed from income of $140,319 for the three months ended June 30, 2001 to a net expense of $40,706 for the three months ended June 30, 2002. Other income (expense), net changed from a net expense of $205,873 for the six months ended June 30, 2001 to a net expense of $148,707 for the six months ended June 30, 2002. The change is primarily the result of changes in the currency exchange rates of the U.S. dollar relative to the Icelandic krona and Canadian dollar.

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

Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations, the sale of investment assets and issuances of notes payable. As described below, the notes payable have been issued by our SmartVR, Inc. subsidiary. These notes payable are not guaranteed by the parent company, OZ Communications, Inc.

     Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2002. The net cash provided by operating activities for the six months ended June 30, 2002 was attributable primarily to the receipt of payments from Ericsson pursuant to our agreement to terminate the iPulse development relationship, offset by ongoing operating costs.

     Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2002, primarily reflecting the sale of our building in Iceland during the three months ended June 30, 2002.

     Net cash used in financing activities was $0.4, which represented the repayment of the note payable for our building in Iceland.

     As of June 30, 2002, our principal commitments consisted of obligations outstanding under operating leases and the convertible promissory notes issued by our SmartVR, Inc. subsidiary, which are not guaranteed by the parent company, OZ Communications, Inc. We currently have no material commitments for capital expenditures.

     We are limiting discretionary expenses in all categories and plan to halt our growth. We do not believe that our operating requirements for the next six months can be funded from cash provided by operations and cash reserves. Therefore, we intend to seek additional debt or equity financing through private placements of our securities. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our historical losses from operations, negative cash flows, and future need for additional capital raise substantial doubts about our ability to continue as a going concern. We may revise our plans in response to future changes in the mobile communications industry in general and the demand for our services in particular, our results of operations, our other capital requirements and other relevant factors. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS — NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS — NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NOT APPLICABLE.

ITEM 5. OTHER INFORMATION — NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZ COMMUNICATIONS, INC. a California corporation

By:	/S/ STÉPHANE ARCHAMBAULT

Stéphane Archambault Treasurer (Principal Financial and Accounting Officer)

Date: August 13, 2002