Form 10QSB
period 2002-09-30
OZ COMMUNICATIONS  INC
filed 2002-11-14
CIK 1112509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-30701

OZ COMMUNICATIONS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

California	95-4560875
(State or Other Jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	No.)

Windsor Station, Room 150
1100, De La Gauchetiere West
Montreal, Canada H3B 2S2
(Address of Principal Executive Offices)

(514) 390-1333

(Issuer’s Telephone Number, Including Area Code)

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ]     No [  ]

     As of September 30, 2002, there were 85,472,436 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,

	2001	2002

Assets		(unaudited)
Current assets:
Cash and cash equivalents	$651,265	$823,272
Trade accounts receivable, net of allowance for doubtful accounts of $197,250 and $0	58,894	215,606
Accounts receivable from shareholders	3,033,953	—
Prepaid expenses and other current assets	215,995	74,515

Total current assets	3,960,107	1,113,393
Property and equipment, net	2,883,093	1,003,948
Intangibles, net	3,739,582	—
Other assets	161,595	152,716

Total assets	$10,744,377	$2,270,057

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$764,966	$75,607
Accrued liabilities	860,685	480,621
Deferred revenue	8,348,974	—
Current portion of notes payable	775,941	14,442

Total current liabilities	10,750,566	570,670
Notes payable:	363,624	—

Total liabilities	11,114,190	570,670

Redeemable common stock, $0.01 par value	4,500,000	—
Shareholder’s equity (deficit):
Convertible preferred stock, $0.01 par value:
25,000,000 shares authorized:
14,270,964 and 13,970,964 shares issued and outstanding (liquidation value $13,970,964)	16,546,446	16,156,446
Common stock, $0.01 par value:
275,000,000 shares authorized 90,387,596 and 85,472,436 shares issued and outstanding, respectively	903,876	854,724
Additional paid-in capital	31,367,041	34,877,235
Notes receivable from shareholders	(353,900)	(10,800)
Deferred compensation	(2,305,848)	(733,970)
Accumulated other comprehensive income - cumulative translation adjustment	704,149	820,312
Accumulated deficit	(51,731,577)	(50,264,558)

Total shareholders’ equity (deficit)	(4,869,813)	1,699,387

Total liabilities and shareholders’ equity (deficit)	$10,744,377	$2,270,057

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002	2001	2002

REVENUES
Development services	1,163,020	92,211	5,472,409	7,710,450
Client services	142,907	32,946	197,333	913,638
License fees	59,143	13,887	177,429	55,550

Total Revenues	1,365,070	139,044	5,847,171	8,679,638
COST OF REVENUES	1,501,493	139,952	4,992,787	1,398,540

GROSS PROFIT	(136,423)	(908)	854,384	7,281,098
OPERATING EXPENSES
Sales and marketing	404,798	301,305	2,148,255	1,461,480
General and administrative(including stock-based compensation of $430,484, $195,773, $863,593 and $622,440)	3,074,402	569,435	9,437,738	3,447,703
Research and development	488,901	803,202	1,917,326	2,167,953
Impairment loss on intangible assets	—	—	—	3,141,348

Total operating expenses	3,968,101	1,673,942	13,503,319	10,218,484

Operating loss	(4,104,524)	(1,674,850)	(12,648,935)	(2,937,386)
Contract termination fee	—	—	—	3,896,279
Interest income	11,150	1,642	64,314	4,955
Interest expense	(31,605)	(3,831)	(94,773)	(55,165)
Other income (expense), net	(85,297)	707,041	(291,170)	558,309

Income (loss) before provision for income taxes and minority interest	(4,210,276)	(969,998)	(12,970,564)	1,467,017
Income taxes	—	—	—	—
Minority interest	(7,854)	—	14,091	—

Net income (loss)	$(4,218,130)	$(969,998)	$(12,956,473)	$1,467,017

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	(0.01)	$(0.14)	0.02

Diluted	$(0.05)	(0.01)	$(0.14)	0.01

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2001	2002	2001	2002

Cash flows from operating activities:
Net income (loss)	$(4,218,130)	$(969,998)	$(12,956,473)	$1,467,017
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,150,689	253,095	3,402,012	1,344,665
Impairment loss on intangible assets	—	1	—	3,141,349
Loss on disposal of property and equipment	122,127	—	122,127	(145,424)
Dilution of investment	—	(999,272)	—	(999,272)
Minority interest	36,036	—	14,091	—
Amortization of deferred stock-based compensation	430,484	195,774	1,299,077	622,442
Issuance of notes payable for employment services rendered	—	(60,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,404,617	227,967	1,741,646	3,265,360
Prepaid expenses and other assets	135,380	29,812	66,757	150,360
Accounts payable	199,596	(138,092)	484,291	(689,359)
Accrued liabilities	(267,799)	(409,892)	(106,406)	(183,153)
Deferred revenue	1,355,120	(100,098)	4,068,092	(8,348,974)

Net cash provided by (used in) operating activities	348,120	(1,970,703)	(1,864,786)	(374,989)

Cash flows from investing activities:
Purchases of property and equipment	(84,043)	43,118	(1,139,433)	(119,869)
Proceeds from sales of property and equipment	28,348	323,534	28,348	864,464

Net cash provided by (used in) investing activities	(55,695)	366,652	(1,111,085)	744,595

Cash flows from financing activities:
Issuance of notes payable	—	—	500,000	—
Exercise of employee stock options	4,800	—	8,800	9,000
Repayments of notes payable	(5,369)	60,000	(16,107)	(322,762)

Net cash provided by (used in) financing activities	(569)	60,000	492,693	(313,762)

Effect of currency exchange rates on cash	(451,608)	(67,991)	(28,499)	116,163

Net increase (decrease) in cash	(159,752)	(1,612,042)	(2,511,677)	172,007
Cash and cash equivalents at beginning of period	1,207,634	2,435,314	3,559,559	651,265

Cash and cash equivalents at end of period	$1,047,882	$823,272	$1,047,882	$823,272

Supplemental cash flow information:
Cash paid for interest	$7,210	$—	$27,421	$10,584

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$533,000	$390,000

Common stock issued for professional services	$—	$—	$—	$384,495

Common stock reacquired in connection with termination of Microcell development contract	—	—	—	529,916

Dilution of investment	$—	$(816,803)	$—	$(816,803)

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002	2001	2002

Net income (loss)	$(4,218,130)	$(969,998)	(12,956,473)	$1,467,017
Other comprehensive income (loss):
Foreign currency translation adjustment	(433,720)	(67,991)	9,531	116,163

Comprehensive income (loss)	$(4,651,850)	$(1,037,989)	$(12,946,942)	$1,583,180

The accompanying notes are an integral part of the consolidated financial statements.

OZ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

      The accompanying financial statements of OZ Communications, Inc. and subsidiaries (the“Company”) are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements and notes should be read in connection with the Company’s 2001 Annual Report on Form 10-KSB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.

      The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The accompanying consolidated financial statements include accounts of the Company and its subsidiaries. The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has devoted substantial efforts to developing new products and has incurred annual losses and negative cash flows from operations since inception. In January and February of 2002, the Company terminated all commercial agreements with Ericsson, and amended several contracts with Microcell. Before their termination or amendment, as the case may be, these agreements provided consistent cash payments in consideration for development and other services. As a result of the termination or amendment of the agreements, the Company now owns all of its own technology and is not dependent upon the sales and marketing efforts of either Ericsson or Microcell. The Company now has completed products that it must sell either directly or through channel partners. This new business is considerably different and riskier than its prior business as a developer of software solutions for Ericsson and Microcell. The Company does not believe that its operating requirements for the next 3 months can be funded from cash provided by operations and cash reserves. As of September 30, 2002, cash reserves were $0.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through the offering of debt or equity securities. The Company is also limiting discretionary expenses in all categories. However, there can be no assurance that the Company’s efforts to achieve profitable operations or raise additional capital will be successful. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

      Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

2.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the 2001 diluted net loss per share calculations as their inclusion would be anti-dilutive to the basic net loss per share calculations. Potentially dilutive securities not included in the diluted net loss per share calculation and outstanding during the nine months ended September 30, 2001, included preferred shares, stock options, warrants and the put option on redeemable common stock. Potentially dilutive securities included in the diluted net income per share calculation and outstanding during the nine months ended September 30, 2002 included preferred shares and the put option on redeemable common stock.

The components of basic and diluted net loss per share are as follows:

	(unaudited) NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002

Net income (loss)	$(12,956,473)	$1,467,017

Weighted average outstanding shares of common stock	90,031,786	86,814,811
Net income (loss) per share:
Basic	$(0.14)	$0.02

Diluted	$(0.14)	$0.01

	(unaudited) THREE MONTHS ENDED SEPTEMBER 30,

	2001	2002

Net income (loss)	$(4,218,130)	$(969,998)

Weighted average outstanding shares of common stock	90,384,466	85,856,371
Net income (loss) per share:
Basic	$(0.05)	$(0.01)

Diluted	$(0.05)	$(0.01)

3.    RELATED PARTY TRANSACTIONS

On January 24, 2002 the Company entered into an agreement with Ericsson Radio Systems AB, Ericsson Telecom AB, Ericsson Inc. and Ericsson Canada Inc. ending more than three years of cooperation between the Company and Ericsson to develop and market the iPulse software. Under the terms of the agreement Ericsson paid the Company an aggregate of $4.35 million during the quarter ended March 31, 2002 and irrevocably (a) assigned to the Company an equal and undivided share of its right, title and interest in and to (i) the iPulse software, including source and object code, (ii) the“iPulse” trademark, and (b) granted to the Company a worldwide and perpetual license for all purposes to all other intellectual property rights contained in and related to the iPulse software, including any patent rights, copyrights, rights to photographs, design rights, technical documentation and any other industrial and intellectual property rights contained in the source and object code. The Company and Ericsson each have the right to exploit the iPulse software in any way that they see fit. The agreement expressly terminates all other contracts between the Company and Ericsson except for the shareholder rights agreement made and entered into as of February 4, 1999 by and between the Company and Ericsson Inc. and certain shareholders of the Company.

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

On February 28, 2002, the Company and its Canadian subsidiary entered into a series of amending agreements with Microcell Labs and Microcell Capital II Inc. Under the terms of the agree-

ments the parties have terminated all specific development agreements between the parties, terminated Microcell’s agreement to use the Company as its preferred development resource in the field of wireless Internet messaging services, terminated Microcell’s right to require the Company to redeem Microcell’s shares of the Company’s common stock, terminated Microcell’s obligation to pay minimum quarterly payments of $750,000 for development services, terminated a license of Ericsson’s iPulse 1.5 and delivered a license of the OZ® Instant Communications Platform. The license is conditioned upon the purchase by Microcell Labs Inc. of annual support and maintenance contracts from the Company, but is otherwise royalty-free for the first three years and incremental capacity required after the initial three-year period will be purchased separately at competitive prices and terms. In addition, the parties modified a shareholder agreement to change certain participation rights of Microcell and to provide that the obligation of certain of the Company’s shareholders to vote a sufficient number of shares to elect Microcell’s designee as a director is applicable only to the election of directors held at the Company’s 2002 annual shareholders meeting. In partial consideration for the Company’s agreement to make the amendments, Microcell has surrendered to the Company 5,299,160 shares of the Company’s common stock for cancellation.

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

     In September 2002, smartVR ehf., then a wholly owned subsidiary of the Company’s SmartVR, Inc. subsidiary raised $588,000 from investors in Iceland. In this transaction, notes payable of $816,803 were converted into shares of SmartVR, Inc. preferred stock. All outstanding shares of SmartVR, Inc., including those held by the Company, were then exchanged for new shares of stock in smartVR ehf., leaving SmartVR, Inc. the wholly owned subsidiary of smartVR ehf. As a result of this transaction, the Company now holds less than 10% of the outstanding capital stock of smartVR ehf.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142,“Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in an intangible asset being reclassified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. The adoption of SFAS No. 141 and 142 on January 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

5.            GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

               The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. Through and including the three months ended March 31, 2002, the Company operated in three operating segments: 1) development of software that enables the delivery of Internet-based services to mass-market wireless telephones, 2) the delivery of Internet-based services to wireless network operators and Internet businesses, and related consulting services and 3) the licensing of the Company’s core technologies to Ericsson and the licensing of the Company’s products to network operators and Internet businesses. The Company no longer performs development services, except as development services may be incidental to the licensing of our products. During the three months ended September 30, 2002, the Company operated in two operating segments: 1) the delivery of Wireless Village-based services to wireless network operators and related consulting services, and 2) the licensing of the Company’s products to network operators and mobile handset manufacturers. The disaggregated information reviewed on a product basis by the CEO is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002	2001	2002

Revenues:
Development	$1,163,020	$92,211	$5,472,409	$7,710,450
Client services	142,907	32,946	197,333	913,638
License	59,143	13,887	177,429	55,550

Total revenues	$1,365,070	$139,044	$5,847,171	$8,679,638

               Revenues attributable to geographic regions are based upon the origination of the sales. The Company currently has a corporate development employee based in Reykjavik, Iceland to address the European markets and sales operations in Montreal to address the United States and Canadian markets. Information regarding the Company’s revenues in different geographic regions is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002	2001	2002

Revenues:
North America	$1,195,746	$38,770	$3,266,700	$7,309,712
Europe (principally Iceland)	169,324	100,274	2,580,471	1,369,926

Total revenues	$1,365,070	$139,044	$5,847,171	$8,679,638

               Ericsson and Microcell were the Company’s main significant source of revenues during the three and nine months ended September 30, 2002. Revenues attributable to Ericsson comprised 65% and 46% of the total revenues for the three and nine months ended September 30, 2002, respectively. Whereas revenues attributable to Microcell comprised 0% and 52% of the total revenues for the three and nine months ended September 30, 2002, respectively.

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

Overview

     Since we were incorporated in December 1995, we have devoted substantially all of our resources to developing our multi-user communications platform, first in the context of three-dimensional (“3D”) online environments, and since 1997, primarily in the context of wireless telecommunications networks. In 1998, we began working with Ericsson to develop a wireless Internet communications platform that Ericsson called “iPulse” based on this technology. In January 2002 we terminated our development relationship with Ericsson and have been granted a fully paid up, nonexclusive and perpetual license to use the iPulse technology to develop our own products. We have combined the iPulse communications platform with the applications that we used to refer to as “mPresence” to create an integrated mobile instant messaging and presence management suite of Wireless Village compliant products, which we now call the “OZ® Instant Communication Solution.” We have also developed a mobile group-collaboration product that we call the “OZ® Mobile Communities Solution.” We first recognized development revenues in November 1998, and generated development revenues of approximately $7.7 million per year in the years ended December 31, 2000 and 2001. We first recognized license revenues in February 1999, and generated license revenues of approximately $0.28 million in the year ended December 31, 2000 and approximately $0.24 million for the year ended December 31, 2001.

     We had net income of approximately $1.5 million for the nine months ended September 30, 2002 and we incurred a net loss of approximately $24.6 million for the year ended December 31, 2001 and $14.0 million for the year ended December 31, 2000. For the three months ended September 30, 2002, we had a net loss of approximately $1.0 million. As of September 30, 2002, we had an accumulated deficit of approximately $50.3 million.

     In the year ended December 31, 2001 we generated revenues from the delivery of development services, hosting and license fees. While in the nine months ended September 30, 2002 we have recognized revenues from development contracts that have terminated during the nine months, we do not expect to continue to provide significant development services or to recognize significant development revenues in future quarters, except as development services may be incidental to the licensing of our products. An example of this kind of development might be the customization of a user interface for a licensee of one of our products.

     In late 2001 we began supporting the Wireless Village Initiative. Founded by Ericsson, Motorola and Nokia, Wireless Village is the Mobile Instant Messaging and Presence Services Initiative. The Wireless Village Initiative was formed in April 2001 to define and promote a set of universal specifications for mobile instant messaging and presence services. The specifications are intended to be used for exchanging messages and presence information between mobile devices, mobile services and Internet-based instant messaging services, all fully interoperable and leveraging existing web technologies. Recent new additions to the Wireless Village Initiative include AOL and Vodafone. We became active in the Wireless Village Initiative and we have made our OZ® Instant Communication Solution software suite Wireless Village compliant. OZ® Instant Communication Solution has received favorable attention from some of the mobile handset vendors. As a result, we secured a contract with a major handset vendor to develop Wireless Village clients that will be built into mobile phone handsets that are scheduled to become available sometime in the first half of next year. We are actively discussing the development of similar products for a number of the other handset vendors. There can be no assurance, however, that the Company will develop such products.

     We expect to generate future revenues from license fees and Wireless Village based services that we intend to provide to mobile network operators. We expect to begin receiving licensing revenues from customers of the OZ® Instant Communication Solution and our value-added services in early 2003. For the reasons discussed in this quarterly report on Form 10-QSB, however, we have no assurance that we will recognize significant revenues from these or other products.

     Our business strategy relies to a significant extent on the success of Wireless Village as a standard for exchanging messages and presence information between mobile devices, mobile services and Internet-based instant messaging services, and the widespread propagation of our Wireless Village compliant products through our relationships with mobile handset manufacturers, network operators and integrators and resellers of software solutions to mobile network operators.

     Consequently, we expect that our future revenues will be derived primarily from the following:

•	Licensing fees and/or revenue sharing payments paid by customers with respect to sales and licenses of OZ® Instant Communications Solution and OZ® Mobile Communities Solution; and

•	Fees from client services that we provide to our customers.

     Our future success depends on our ability to derive revenues from the sources identified above. If the market for Wireless Village-based services via wireless telephones fails to develop or develops more slowly than expected, then our business would be materially and adversely affected. In addition, because there are a relatively small number of mobile handset manufacturers and network operators worldwide, any failure to sell our products to network operator customers successfully could result in a shortfall in revenues that could not be readily offset by other revenue sources.

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

     Since early 2000, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in all but one fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although we believe that our revenues from sales of OZ® Instant Communications Solutions will commence by the first quarter of 2003 and grow over the following several quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will continue to decrease in the short term as we make further reductions in our work force and further reduce overhead. Even if we were to achieve profitability in any future quarter, we may not sustain or increase profitability on a quarterly or annual basis.

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

RESULTS OF OPERATIONS

Revenues

     Our revenues decreased from $1.4 million for the three months ended September 30, 2001 to $0.1 million for the three months ended September 30, 2002 and increased from $5.8 million for the nine months ended September 30, 2001 to $8.7 million for the nine months ended September 30, 2002. The decrease in three-month revenues is primarily the result of the termination of the development agreements with Ericsson and Microcell. The increase in nine-month revenues was attributable to the recognition of payments from Microcell and Ericsson during the three months ended March 31, 2002, which prior to that time had been recorded on the Company’s balance sheet as deferred revenue. Neither Ericsson nor Microcell is expected to be a source of revenue in the last quarter of 2002.

Cost of Revenues

     For periods up to and including the quarter ended March 31, 2002, cost of revenues consisted of compensation and independent consultant costs for personnel engaged in our development services operations and related overhead. As we shift our sales focus to sales and licenses of our own services, we expect to incur the cost of third-party license and support fees. Cost of revenues decreased from $1.5 million for the three months ended September 30, 2001 to $0.1 million for the three months ended September 30, 2002 and from $5.0 million for the nine months ended September 30, 2001 to $1.4 million for the nine months ended September 30, 2002. The primary reason for the decrease is the result of the termination of the development agreements with Ericsson and Microcell. As a percentage of revenues, cost of revenues for the three months ended September 30, 2001 and 2002 were 110% and 101%, respectively. As a percentage of revenues, cost of revenues for the nine months ended September 30, 2001 and 2002 were 85% and 16%, respectively

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses decreased 26% from $0.4 million for the three months ended September 30, 2001 to $0.3 million for the three months ended September 30, 2002. Sales and marketing expenses decreased 32% from $2.1 million for the nine months ended September 30, 2001 to $1.5 million for the nine months ended September 30, 2002. These decreases resulted primarily from the reduction of our sales force and sales activities in Europe.

As a percentage of revenues, sales and marketing expenses for the three months ended September 30, 2001 and 2002 were 30% and 217%, respectively. As a percentage of revenues, sales and marketing expenses for the nine months ended September 30, 2001 and 2002 were 37% and 17%, respectively.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, stock-based compensation, depreciation and amortization and other general corporate expenses. General and administrative expenses decreased 82% from $3.1 million for the three months ended September 30, 2001 to $0.6 million for the three months ended September 30, 2002. General and administrative expenses decreased 64% from $9.4 million for the nine months ended September 30, 2001 to $3.5 million, for the nine months ended September 30, 2002. These decreases were due primarily to the reduction of the number of personnel performing general and administrative functions. This was partially offset by the write down of the intangible assets associated with the acquisition of shares of MCE Holding Corporation, which reduced our amortization expenses. As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2001 and 2002 were 225% and 410%, respectively. As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2001 and 2002 were 161% and 40%, respectively.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 64% from $0.5 million for the three months ended September 30, 2001 to $0.8 million for the three months ended September 30, 2002. Research and development expenses increased 13% from $1.9 million for the nine months ended September 30, 2001 to $2.2 for the nine months ended September 30, 2002. The increased is primarily due to effort put on the development of the OZ® Instant Communications Solution product. As a percentage of revenues, research and development expenses for the three months ended September 30, 2001 and 2002 were 36% and 578%, respectively. As a percentage of revenues, research and development expenses for the nine months ended September 30, 2001 and 2002 were 33% and 25%, respectively.

Interest Income (Expense), Net

     Interest income (expense), net changed from a net expense of $20,455 for the three months ended September 30, 2001 to a net expense of $2,189 for the three months ended September 30, 2002. This change was the result of the sale of our Icelandic building and the resulting satisfaction of all notes payable secured by the building. Interest income (expense), net changed from a net expense of $30,459 for the nine months ended September 30, 2001 to a net expense of $50,210 for the nine months ended September 30, 2002. The change is due to the lower cash balances held by us in the three and nine months ended September 30, 2002.

Impairment of Intangible Assets

     Our impairment of intangible assets was $3.1 million for the nine months ended September 30, 2002 primarily as a result of the cancellation of the Ericsson and Microcell development contracts in January and February 2002. We recognized the impairment of these assets in the three months ended March 31, 2002.

Contract Termination Fee

     Contract termination fee was $3.9 million for the nine months ended September 30, 2002 as a result of the cancellation of the Ericsson development contract in January 2002. We recognized the contract termination fee in the three months ended March 31, 2002.

Other Income (Expense), Net

     Other income (expense), net changed from a net expense of $85,297 for the three months ended September 30, 2001 to a net income of $707,016 for the three months ended September 30,

2002. Other income (expense), net changed from a net expense of $291,170 for the nine months ended September 30, 2001 to a net income of $558,309 for the nine months ended September 30, 2002. The change is primarily due to a non-cash gain resulting from the exchange of shares of Smart VR, Inc. for those of smartVR ehf in a financing transaction that caused the conversion all of the outstanding notes payable of Smart VR, Inc. into shares of the preferred stock of Smart VR, Inc.

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

Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures and investments, and, to a lesser extent, debt service. Our primary sources of liquidity are cash flows from operations.

     Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2002. The net cash used in operating activities for the nine months ended September 30, 2002 was attributable primarily to the research and development and operating costs offset by the receipt of payments from Ericsson pursuant to our agreement to terminate the iPulse development relationship.

     Net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2002, primarily reflecting sale of our building and computer equipment in Iceland.

     Net cash used in financing activities was $0.3 million, which represented repayment of the note payable for our building in Iceland.

     We are limiting discretionary expenses in all categories, closed facilities in Stockholm, Sweden, Reykjavik, Iceland and San Diego, California and reduced headcount. We do not believe that our operating requirements for the next three months can be funded from cash provided by operations and cash reserves. Therefore, we intend to seek additional debt or equity financing through private placements of our securities. We cannot be sure that any such financing will be obtained or, if obtained, will be adequate to meet our needs. Our consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that we will continue as a going concern. Our historical losses from operations, negative cash flows, and future need for additional capital raise substantial doubts about our ability to continue as a going concern. We may revise our plans in response to future changes in the mobile communications industry in general and the demand for our services in particular, our results of operations, our other capital requirements and other relevant factors. If additional funds are raised through the issuance of debt or preferred stock securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, which was completed within 90 days of the filing date of this 10-QSB, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

There has been no significant change in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS – NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of our shareholders was held on September 17, 2002 at which the following three matters were voted upon:

1.          Election of the following directors of the Company

Nominees	For	Against	Abstentions	Broker Nonvotes

Steinthor Baldursson	72,818,768
Guðjón Már Guðjónsson	72,818,768
Lars Lindqvist	72,818,768
Skúli Mogensen	72,818,768
Robert G. Quinn	72,818,768

2.          Approval of an amendment to the Company’s 1995 Stock Option Plan (the “1995 Option Plan”) to increase the maximum aggregate number of shares of the Company’s common stock available for the grant of options under the 1995 Option Plan from 18,000,000 to 23,000,000.

For	Against	Abstentions	Broker Nonvotes

72,295,380	523,388

3.          Ratification of appointment of Deloitte & Touche as the Company’s independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstentions	Broker Nonvotes

72,818,768

ITEM 5. OTHER INFORMATION – NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZ COMMUNICATIONS, INC.
a California corporation

By:	/s/ STÉPHANE ARCHAMBAULT

Stéphane Archambault
Director of Finance
(Principal Financial and Accounting Officer)

Date: November 13, 2002

CERTIFICATION

I, Skúli Mogensen, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of OZ Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ SKÚLI MOGENSEN
Skúli Mogensen
Chief Executive Officer

CERTIFICATION

I, Stéphane Archambault, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the OZ Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ STÉPHANE ARCHAMBAULT
Stéphane Archambault
Director of Finance

Exhibit Index

99.1     Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.